Form 10-Q
period 1996-09-30
LAUREL CAPITAL GROUP INC
filed 1996-11-13
CIK 892158

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C. 20549



                                      FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the Quarterly Period Ended:  September 30, 1996

                                          or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition period from                  to

Commission File Number: 0-23101

                        LAUREL CAPITAL GROUP, INC.
         (Exact name of registrant as specified in its charter)

        Pennsylvania                                  25-1717451
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)

     2724 Harts Run Road
  Allison Park, Pennsylvania                                   15101
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number including area code:  (412) 487-7404

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   YES  X      NO

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

              Class:  Common stock, par value $.01 per share
              Outstanding at October 31, 1996:  1,515,385 shares

                      LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                        INDEX

                                                                     PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of   ..... 1
         September 30, 1996 (Unaudited) and June 30, 1996

         Consolidated Statements of Operations for the Three    ..... 2
         Months Ended September 30, 1996 and 1995 (Unaudited)

         Consolidated Statements of Stockholders' Equity for the..... 3
         Three Months Ended September 30, 1996 (Unaudited)

         Consolidated Statements of Cash Flows for the Three    ..... 4
         Months Ended September 30, 1996 and 1995 (Unaudited)

         Notes to (Unaudited) Consolidated Financial Statements ..... 5-9

Item 2.  Management's Discussion and Analysis of Financial      ..... 10-15
         Condition and Results of Operations


PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings                            ..... 16

         Item 2.   Changes in Securities                        ..... 16

         Item 3.   Defaults upon Senior Securities              ..... 16

         Item 4.   Submission of Matters to a Vote of           ..... 16
                   Security Holders

         Item 5.   Other Information                            ..... 16

         Item 6.   Exhibits and Reports on Form 8-K             ..... 16


Signatures                                                      ..... 17


                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (IN THOUSANDS)

                                                                                         SEPTEMBER 30,            JUNE 30,
                                                                                                 1996                1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         (UNAUDITED)

          ASSETS

Cash                                                                                     $    541                 $    520
Money market investments                                                                    1,344                    6,291
Interest-earning deposits with other institutions                                           3,485                    2,807
Investment securities available for sale                                                   13,278                   11,639
Investment securities  (market value of $14,682 and $9,944)                                14,698                    9,948
Mortgage-backed securities available for sale                                              13,625                   14,021
Mortgage-backed securities (market value of $1,430 and $1,542)                              1,433                    1,546
Loans receivable, held for sale                                                             1,577                    1,627

Loans receivable, net of unearned discounts of $70 and $84                                148,714                  145,431
Allowance for possible loan losses                                                         (1,907)                  (1,899)
---------------------------------------------------------------------------------------------------------------------------------
    Loans receivable, net                                                                 146,807                  143,532

Federal Home Loan Bank Stock                                                                1,275                    1,275
Real estate owned                                                                             150                      219
Accrued interest receivable:
    Deposits and investments                                                                  302                      233
    Mortgage-backed securities                                                                 89                       92
    Loans                                                                                     907                      894

Office properties and equipment, net of accumulated depreciation                            1,265                    1,246
Prepaid expenses and sundry assets                                                          1,135                    1,057
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         $201,911                 $196,947
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

    Savings deposits                                                                     $167,019                 $164,683
    FHLB Advances                                                                           9,047                    6,327
    Advance deposits by borrowers for taxes and insurance                                   1,423                    3,321
    Accrued interest payable on savings deposits                                            1,477                      574
    Accrued income taxes                                                                      428                      410
    Other accrued expenses and sundry liabilities                                           1,509                      546
---------------------------------------------------------------------------------------------------------------------------------
                                                                                          180,903                   175,861
---------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

    Common stock,  $.01 par value; 5,000,000
      shares authorized; 1,514,285 and 1,498,635 shares
      issued and outstanding, respectively                                                     15                        15
    Additional paid-in capital                                                              4,659                     4,646
    Retained earnings                                                                      16,337                    16,436
    Unrealized gains on securities available for sale, net of tax                              60                        49
    Stock held in deferred compensation trust                                                 (63)                      (60)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                           21,008                    21,086
---------------------------------------------------------------------------------------------------------------------------------
                                                                                         $201,911                  $196,947
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
-------------------------------------------------------------------------------
                                                           1996          1995
                                                           ----          ----
Interest Income:
    Loans                                                 $2,981        $3,017
    Mortgage-backed securities                               269           235
    Investments                                              491           427
    Interest-earning deposits                                 32            39
                                                          ------        ------
         Total interest income                             3,773         3,718

Interest expense:
    Savings deposits                                       1,757         1,795
    Borrowings                                               111            72
                                                          ------        ------

         Total interest expense                            1,868         1,867
                                                          ------        ------
Net interest income before provision
  for possible loan losses                                 1,905         1,851
Provision for possible loan losses                             8            10
                                                          ------        ------
Net interest income after provision
  for possible loan losses                                 1,897         1,841
                                                          ------        ------
Other income:
    Service charges                                          124           100
    Net gain on sale of investments and
      mortgage-backed securities available for sale            6            63
    Gain on the sale of loans held for sale                    7             2
    Other operating income                                    31            26
                                                          ------        ------
         Total other income                                  168           191
                                                          ------        ------
Operating expenses:
    Compensation, payroll taxes and
      fringe benefits                                        418            414
    Premises and occupancy costs                             118            116
    Federal insurance premiums                                94             93
    Special SAIF assessment                                1,059             --
    Net income on real estate owned                           (8)            (3)
    Data processing expense                                   59             64
    Professional fees                                         43             83
    Other operating expenses                                 189            158
                                                          ------         ------
         Total operating expenses                          1,972            925
                                                          ------         ------
Income before income taxes                                    93          1,107
                                                          ------         ------
Provision for income taxes:
    Federal                                                   18            352
    State                                                      7             78
                                                          ------         ------
         Total income taxes                                   25            430
                                                          ------         ------
         Net income                                          $68           $677
                                                          ------         ------
                                                          ------         ------
         Net income per share                              $0.04          $0.44
                                                          ------         ------
                                                          ------         ------
         Dividends per share                               $0.08          $0.05
                                                          ------         ------
                                                          ------         ------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                    (UNAUDITED)

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                   (IN THOUSANDS)


                                                                                      UNREALIZED
                                                                       RETAINED            GAINS     STOCK HELD IN
                                                    ADDITIONAL      EARNINGS --    ON SECURITIES          DEFERRED           TOTAL
                                          COMMON       PAID-IN    SUBSTANTIALLY        AVAILABLE      COMPENSATION   STOCKHOLDERS'
                                           STOCK       CAPITAL       RESTRICTED         FOR SALE             TRUST          EQUITY
                                          ------     ----------   -------------    -------------    --------------    -------------

Balance, June 30, 1996                       $15        $4,646         $16,436              $49              (60)        $21,086

Stock options exercised
  (1,618 shares)                                            13                                                                13

Dividends on common stock
  at $0.11 per share                                                      (167)                                             (167)

Unrealized gains on
  securities available
  for sale                                                                                   11                            11

Unrealized gains on stock held
  in deferred compensation trust                                                                              (3)          (3)

Net income                                                               68                                                68
                                          ------     ----------   -------------    -------------    ------------      ---------
Balance, September 30, 1996                  $15         $4,659         $16,337             $60             ($63)      $21,008
                                          ------     ----------   -------------    -------------    ------------      ---------
                                          ------     ----------   -------------    -------------    ------------      ---------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

              LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENT OF CASH FLOWS
                              (UNAUDITED)

         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                            (IN THOUSANDS)

                                                           1996      1995
-------------------------------------------------------------------------------
Net income:                                                 $68      $677
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation                                         32        28
        Provision for possible loan losses                    8        10
        Net gain on real estate owned                       (18)       (6)
        Net gain on sale of investments and mortgage-
          backed securities available for sale               (6)      (63)
        Gain on the sale of loans held for sale              (7)       (2)
        Amortization of deferred loan fees                  (36)      (53)
        Origination of loans held for sale                 (309)     (337)
        Proceeds from sale of loans held for sale           366       205
        Increase in accrued interest receivable             (79)      (27)
        Increase in accrued interest payable                903       970
        Other--net                                          893       331
-------------------------------------------------------------------------------
            Net cash provided by operating activities     1,815     1,733
-------------------------------------------------------------------------------
Investing activities:
    Purchase of investment securities                    (5,000)   (6,156)
    Purchase of investment securities available
      for sale                                           (1,882)   (3,355)
    Proceeds from investment maturities                     250       500
    Proceeds from sale of investment securities
      available for sale                                    276       202
    Proceeds from sale of mortgage-backed securities
      available for sale                                     --       703
    Principal repayments of investment and
      mortgage-backed securities available for sale         387       223
    Principal repayments of investment and
      mortgage-backed securities                            113       532
    Increase in loans                                    (3,247)   (1,490)
    Proceeds from sale of real estate owned                  87        62
    Net additions to office properties and equipment        (51)      (49)
-------------------------------------------------------------------------------
         Net cash (used) provided by investing
           activities                                    (9,067)   (8,828)
-------------------------------------------------------------------------------
Financing activities:
    Net increase (decrease) in demand and club accounts     133    (1,628)
    Net increase (decrease) in time deposit accounts      2,203      (303)
    Proceeds from FHLB advances                           8,000     3,278
    Repayment of FHLB advances                           (5,280)       --
    Decrease in advance deposits by borrowers
      for taxes and insurance                            (1,898)   (1,934)
    Stock options exercised                                  13        42
    Dividends paid                                         (167)      (84)
-------------------------------------------------------------------------------
         Net cash used by financing activities            3,004      (629)
-------------------------------------------------------------------------------
Net change in cash and cash equivalents                  (4,248)   (7,724)
Cash and cash equivalents at beginning of period          9,618    15,072
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $5,370    $7,348
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-------------------------------------------------------------------------------
    Cash paid during the period for:
      Interest on savings deposits                         $854      $825
      Interest on FHLB advances                             104        57
      Income taxes                                           68        83
    Transfer of loans to real estate owned                   --        18

    Cash paid during the period for interest includes interest credited on deposits of $656 and $612 for the three months ended September 30, 1996 and 1995, respectively.
-------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1996 AND JUNE 30, 1996


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1996. The results of operations for the three months ended September 30,
1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s ( the "Company") 1996 Annual Report to Stockholders for the year ended June 30, 1996. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share data.

EARNINGS PER SHARE

The average number of common and common equivalent shares used to calculate earnings per share for the three months ended September 30, 1996 and 1995 was 1,553,253 and 1,547,485, respectively.

SECURITIES

The Company accounts for investments and debt and equity securities in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115 ("FAS 115"). FAS 115 requires that investments be classified as either:
(1) Securities Held to Maturity- reported at amortized cost, (2) Trading Securities- reported at fair value, or (3) Securities Available for Sale-reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available for sale are reported as a separate component of equity. Unrealized gains of $60 net of tax on assets classified as available for sale is recorded as a separate component of equity at September 30, 1996.

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances net of the allowance for possible loan losses, net deferred loan fees and discounts. The Company adopted FAS 114, "Accounting by Creditors for Impairment of a Loan" and FAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of FAS 114, effective July 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Bank considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note 4) to be smaller homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral for certain collateral dependent loans.
Pursuant to FAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $5,000 will be considered an insignificant shortfall. The Bank does not apply FAS 114 using major risk characteristics for group of loans, but on a loan by loan basis. Non-accrual loans are not necessarily considered to be impaired if management believes that it is probable that all principal and interest will be collected in accordance with the contractual terms of the loan. All loans are charged off when management determines that principal and interest are not collectible.

The accrual of interest on all loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. When interest accrual is discontinued, all unpaid accrued interest is reserved. Such interest ultimately collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectability of principal.

Any excess of the Bank's recorded investment in the loans over the measured value of the loans in accordance with FAS 114 is provided for in the allowance for loan losses. The Bank reviews its loans for impairment on a quarterly basis.

(2) CONTINGENT LIABILITIES

The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims is not expected to have a material adverse effect on the Company's financial position, liquidity or results of operations.

(3) INVESTMENT SECURITIES

Investment securities available for sale are comprised of the following:


                                          AMORTIZED    GROSS UNREALIZED  FAIR
                                               COST     GAINS   LOSSES   VALUE
                                          -------------------------------------
AT SEPTEMBER 30, 1996:
  Corporate notes and commercial paper    $ 1,000        --     $  2    $   998
  Municipal obligations                     3,554        16       49      3,521
  FNMA preferred stock                        250        --       --        250
  Financial Institutions Insurance
    Group, Ltd stock                           25        75       --        100
  Shay Financial Services
    ARMs Fund                               8,442        --       33      8,409
                                          -------------------------------------
                                           13,271        91       84     13,278
  Mortgage-backed securities               13,541       183       99     13,625
                                          -------------------------------------
         Total                            $26,812      $274     $183    $26,903
                                          -------------------------------------
                                          -------------------------------------


                                                           AMORTIZED      FAIR
                                                                COST     VALUE
At September 30, 1996, the contractual maturities
  of the debt securities available for sale are:

    Due in one year or less                                     $500      $501
    Due after one year through five years                        805       803
    Due after five years through ten years                       908       907
    Due after ten years                                       15,882    15,933
                                                             -----------------
                                                             $18,095   $18,144
                                                             -----------------
                                                             -----------------

  Mortgage-backed securities are shown at their contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The Financial Institutions Insurance Group, Ltd stock, FNMA stock and Shay Financial Services ARMs Fund have no stated maturity.

Note: There were gross realized gains of $6 and $63 recorded during the three months ended September 30, 1996 and 1995, respectively, on the sale of investment securities available for sale. Proceeds from the sale of investment securities available for sale during the three months ended September 30, 1996 and 1995 were $276 and $905, respectively.

Investment securities are comprised of the following:


                                          AMORTIZED    GROSS UNREALIZED  FAIR
                                               COST     GAINS   LOSSES   VALUE
                                          -------------------------------------

AT SEPTEMBER 30, 1996:
  Corporate notes and commercial paper    $14,698      $19      $35     $14,682
  Mortgage-backed securities                1,433        5        8       1,430
                                          -------------------------------------
          Total                           $16,131      $24      $43     $16,112
                                          -------------------------------------
                                          -------------------------------------


                                                           AMORTIZED      FAIR
                                                                COST     VALUE
At September 30, 1996, the contractual maturities
  of the debt securities are:

    Due in one year or less                                     $155      $150
    Due after one year through five years                      5,698     5,697
    Due after five years through ten years                     3,000     3,001
    Due after five years through ten years                     7,278     7,264
                                                             -----------------
                                                             $16,131   $16,112
                                                             -----------------
                                                             -----------------

  Mortgage-backed securities are shown at their contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4) Loans Receivable

    Loans receivable are comprised of the following:



                                                       SEPTEMBER 30,  JUNE 30,
                                                                1996      1996
-------------------------------------------------------------------------------

  First mortgage loans:
    Conventional:
      1 to 4 family dwellings                          $115,658       $113,050
      Multi-family dwellings                              2,692          2,811
      Commercial                                          5,816          5,788
-------------------------------------------------------------------------------
                                                        124,166         121,649
  Guaranteed or insured                                      84             110
-------------------------------------------------------------------------------
  Total long term with monthly amortization             124,250         121,759
  Construction and development loans                      5,084           4,281
-------------------------------------------------------------------------------
                                                        129,334         126,040
  Less: Allowance for possible losses                    (1,365)         (1,363)
    Loans in process                                     (2,751)         (2,148)
    Deferred loan fees                                     (980)         (1,007)
-------------------------------------------------------------------------------

                                                        124,238         121,522
-------------------------------------------------------------------------------

  Consumer loans:
    Home improvement loans (net of unearned
      discounts of $70 and $84)                             527             604
    Mobile home loans                                     1,051           1,157
    Loans secured by savings accounts                       279             316
    Installment loans                                    21,254          20,469
-------------------------------------------------------------------------------
                                                         23,111          22,546
  Less: Allowance for possible losses                      (542)           (536)
-------------------------------------------------------------------------------

                                                         22,569          22,010
-------------------------------------------------------------------------------

                                                       $146,807        $143,532
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Note Continued

Changes in the allowance for possible loan losses for the three months ended September 30, 1996 and 1995 are as follows:


                                                      1996      1995      1994
-------------------------------------------------------------------------------

Balance at beginning of the fiscal year             $1,899    $1,893    $1,819
Provision for losses                                     8        10        50
Charge-offs                                            (21)      (24)      (53)
Recoveries                                              21        14        53
-------------------------------------------------------------------------------
Balance at September 30,                            $1,907    $1,893    $1,869
------------------------------------------------------------------------------
------------------------------------------------------------------------------

At September 30, 1996, the recorded investment in loans that are considered to be impaired under Statement 114 was $436. Included in this amount is $36 of impaired loans for which the related allowance for credit losses is $2, and $400 of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the three months ended September 30, 1996 was approximately $432. For the three months ended September 30, 1996, the Company recognized interest income on those impaired loans of $1 which was recognized using the cash basis method of income recognition.

                                                                September 30,
                                                                1996      1995
                                                                --------------

Non-accrual loans                                               $733      $639

NON-ACCRUAL LOANS AS A PERCENT OF TOTAL LOANS                   0.50%     0.44%

All loans 90 days or more past due are reported as non-accrual

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         BALANCE SHEET DATA

                                                       At SEPTEMBER 30,
                                                       1996        1995
                                                  ---------    --------
                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                        (UNAUDITED)

Totals assets                                     $201,911     $190,222
Money market investments                             1,344           --
Interest-earnings deposits with other
  institutions                                       3,485        3,703
Investment securities available for sale            13,278        3,034
Over-night repurchase agreement                         --        5,234
Investment securities                               14,698       15,311
Mortgaged-backed securities available for sale      13,625        3,966
Mortgaged-backed securities                          1,433        7,690
Loans receivable held for sale                       1,577        1,339
Loans receivable, net                              146,807      146,500
Savings deposits                                   167,019      161,377
FHLB advances                                        9,047        5,278
Retained earnings                                   16,337       14,810
Stockholders' equity                                21,008       19,505
Stockholders' equity per share                      $13.87       $13.02


STATISTICAL PROFILE

                                                    THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                  ---------------------
                                                       1996        1995
                                                  ---------    --------

Average yield earned on all interest-
  earning assets                                      7.73%        7.98%
Average rate paid on all interest-
  bearing liabilities                                 4.40         4.54
Average interest rate spread                          3.33         3.44
Net yield on average interest-earning
  assets                                              3.90         3.97
Average interest-earning assets as a
  percentage of average interest-
  bearing liabilities                               114.73       114.13
Return on average assets (1) (2)                      0.14         1.42
Return on average assets (1) (3)                      1.44         1.42
Return on average equity (1) (2)                      1.28        14.10
Return on average equity (1) (3)                     13.58        14.10
Average equity to average assets                     10.61        10.07

1)  Amounts are annualized.

2) Percentages for the three months ended September 30, 1996, after effect of the one-time special SAIF assessment.

3) Percentages for the three months ended September 30, 1996, before effect of the one-time special SAIF assessment.

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended September 30, 1996 was $68,000 compared to $677,000 for the same period in the prior year. The $68,000 of net income during the three months ended September 30, 1996 reflects the effect of the imposition of a $1.1 million pre-tax charge for the Federal Deposit Insurance Corporation's ("FDIC") one-time special assessment to recapitalize the Savings Association Insurance Fund. See "SAIF Special Assessment". For the three months ended September 30, 1996, net interest income increased by $54,000 or 2.9% and income tax expense decreased $405,000 or 94.2% compared to the same period in the prior year. Such benefits were offset by a $23,000 or 12.0% decrease in other income and a $1.0 million or 113.2% increase in other expenses. The increase in other expenses and decrease in income tax expense were due to the special SAIF assessment. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $54,000 or 2.9% during the three months ended September 30, 1996 as compared to the same period of the prior year. The increase was primarily due to a $3.6 million or 15.8% increase in average net earning assets for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. This increase was partially offset by a decrease in the average interest rate spread from 3.44% for the quarter ended September 30, 1995 to 3.33% for the quarter ended September 30, 1996. The decrease in the average interest rate spread was primarily due to an decrease in the average interest rate earned on the Bank's interest-earning assets from 7.98% for the quarter ended September 30, 1995 to 7.73% for the quarter ended September 30, 1996 primarily reflecting a general decrease in lending rates of interest in the Bank's market area. This decrease was partially offset by a decrease in the rate paid on interest-bearing liabilities from 4.54% for the quarter ended September 30, 1995 to 4.40% for the quarter ended September 30, 1996.

Interest income on loans receivable and loans held for sale decreased by $36,000 or 1.2% during the three months ended September 30, 1996 as compared to the same period in the prior year. This was primarily due to a decrease in the average yield on loans receivable from 8.35% for the quarter ended September 30, 1995 to 8.07% for the quarter ended September 30, 1996. This decrease was partially offset by a $3.0 million or 14.4% increase in the average outstanding balance of consumer loans receivable for the quarter ended September 30, 1996 as compared to the same period in the prior year primarily as a result of the continued emphasis on the origination of consumer loan products. The decrease in the average yield on loans receivable was primarily due to a general decrease in lending rates in the Bank's market area. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities and mortgage-backed securities available for sale increased by $34,000 or 14.5% during the quarter ended September 30, 1996 as compared to the September 30, 1995 quarter. This increase was primarily due to a $2.7 million or 7.9% increase in the average outstanding balance of mortgage-backed securities during the quarter ended September 30, 1996 as compared to the September 30, 1995 quarter. Such increase was primarily due the investment of excess funds into mortgage-backed securities. This increase was partially offset by a decrease in the average yield on mortgage-backed securities from 7.50% for the quarter ended September 30, 1995 to 7.05% for the quarter ended September 30, 1996. At September 30, 1996, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $84,000. The available for sale portfolio consists of fixed and adjustable rate securities with an average yield of 7.29% at September 30, 1996. Rising interest rates would reduce the unrealized gains in this portfolio if the fixed rate securities were not sold. The held to maturity portfolio consists of three adjustable and one fixed rate collateralized mortgage obligations (CMO's) with an average yield of 6.86% at September 30, 1996. At September 30, 1996, the Bank's portfolio of mortgage-backed securities had net unrealized losses of $3,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments and investments available for sale increased during the three months ended September 30, 1996 by $64,000 or 15.0% from the comparable prior period in 1995, due to a $3.5 million or 13.4% increase in the average outstanding balance of such securities for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. In addition, the average yield on investment securities increased from 6.39% for the quarter ended September 30, 1995 to 6.50% for the quarter ended September 30, 1996. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB"). At September 30, 1996, the Bank's portfolio of investment securities available for sale had net unrealized gains of $7,000 and its portfolio of investment securities held to maturity had net unrealized losses of $16,000. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

At September 30, 1996, the Bank's investment securities included $500,000 of step-up notes which meet some of the definitions of structured notes. The note is issued by the Federal Home Loan Bank and matures in less than five years. The interest rate on step-up notes is scheduled to increase by pre-determined amounts on pre-determined dates, and the notes are callable at par on each date the interest rate is scheduled to increase. If the step-up interest rate exceeds the then current market rate for notes with similar terms to the next adjustment date or maturity date, then the note would generally be called and the Bank would have to re-invest the proceeds in the lower interest rate environment. If the step-up interest rate is less than the then current market rate, the note would generally not be called and the Bank would continue to hold the note with a below market interest rate. During the past year, the Company had approximately $2.5 million of step-up notes that were called.

Interest income on interest-earning deposits decreased during the three months ended September 30, 1996 by $7,000 or 18.0% from the comparable period in 1995. This decrease was primarily due to a decrease of $221,000 or 8.3% in the average outstanding balance of interest-earning deposits for the quarter ended September 30, 1996 as compared to the September 30, 1995 quarter. Also contributing to the decrease in interest income on interest-earning deposits was a decrease in the average yield on interest-earning deposits from 5.71% for the quarter ended September 30, 1995 to 5.21% for the quarter ended September 30, 1996 as a result of the recent decreases in short-term interest rates.

Interest expense on deposits decreased by $38,000 or 2.1% for the quarter ended September 30, 1996, compared to the same period in 1995 primarily due to an decrease in the average interest rate paid on deposits from 4.49% for the quarter ended September 30, 1995 to 4.34% for the quarter ended September 30, 1996. The decrease in the average rate paid was primarily due to lower interest rates paid on the Bank's certificate of deposit accounts.

This decrease was partially offset by a $2.4 million or 1.5% increase in the average outstanding balance of deposits during the quarter ended September 30, 1996 as compared to the same period of the prior year.

Interest expense on borrowings increased $39,000 or 54.2% for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995 primarily due to a $3.2 million or 59.5% increase in the average outstanding balance of FHLB advances. This increase was partially offset by a decrease in the average rate paid on borrowings from 6.07% for the quarter ended September 30, 1995 to 5.58% for the quarter ended September 30, 1996. The increased advances were used to purchase investment securities with similar maturities.

PROVISION FOR POSSIBLE LOAN LOSSES. The Bank provided $8,000 and $10,000 to its allowance for possible loan losses for the quarters ended September 30, 1996 and 1995, respectively. Such provisions were the result of an analysis of the adequacy of the allowance for possible loan losses in connection with a review of the Bank's loan portfolio.

At each of September 30, 1996 and 1995, the Bank's allowance for possible loan losses amounted to $1.9 million, or 1.3% of the total loan portfolio.
As a percentage of non-performing loans (loans delinquent 90 days and over), the allowance for possible loan losses was 260.2% and 296.2% at September 30, 1996 and 1995, respectively.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for possible loan losses is adequate to absorb estimated future loan losses. In determining the appropriate level of the allowance for possible loan losses required, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes that the current allowance for possible loan losses is adequate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for possible loan losses and may direct the Bank to make additions to the allowance based on their judgement.

OTHER INCOME. Total other income decreased by $23,000 or 12.0% to $168,000 for the quarter ended September 30, 1996 as compared to the same period in 1995. This was primarily due to a $53,000 decrease in gains on sale of loans, investments and mortgage-backed securities available for sale. Gains of $65,000 were recorded during the quarter ended September 30, 1995 compared to gains of $13,000 during the quarter ended September 30, 1996. This decrease was partially offset by increases of $24,000 in fees and service charges and $5,000 in other operating income during the three months ended September 30, 1996 as compared to the same period in the prior year.

OTHER EXPENSES. Total operating expenses increased by $1.0 million or 113.2% during the quarter ended September 30, 1996 as compared to the comparable 1995 quarter. This increase was due to the $1.1 million pre-tax charge for the FDIC's one-time special assessment to recapitalize the SAIF. Excluding this one-time charge, total operating expenses decreased by $12,000 for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995. This decrease was due to decreases of $40,000 in professional fees, $5,000 in data processing expenses, and $4,000 in net real estate owned expenses, partially offset by increases of $31,000 in other operating expenses, $4,000 in compensation and benefit expenses and $2,000 in premises and occupancy expenses. The decrease in professional fees was primarily due to a decrease in legal fees associated with litigation in the normal course of business.

INCOME TAX EXPENSE. Income tax expense decreased by $405,000 or 94.2% for the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995 primarily as a result of lower pre-tax income due to the $1.1 million one-time FDIC assessment.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $5.0 million or 2.5% from June 30, 1996 to September 30, 1996. The largest increases were a $4.8 million increase in investment securities, a $3.2 million increase in net loans receivable and a $1.6 million increase in investment securities available for sale. These increases were partially offset by a $4.9 million decrease in money market investments. The largest components of change in liabilities were a $2.7 million increase in FHLB advances and a $2.3 million increase in savings deposits partially offset by a $1.9 million decrease in advance payment by borrowers for taxes and insurance. The decrease in money market investments was primarily due to the reinvestment of those funds into investment securities and other short term investments.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 1996, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 10.34% and 20.71%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 1996.


                                            TIER I        TIER I       TIER II
                                              CORE    RISK-BASED    RISK-BASED
                                            CAPITAL       CAPITAL      CAPITAL
                                            -------   -----------   ----------
                                               (DOLLAR AMOUNTS IN THOUSANDS)

Equity Capital (1)                          $20,821   $20,821       $20,821
Less unrealized securities gains                (60)      (60)          (60)
Plus general valuation allowances (2)            --        --         1,341
                                            -------   -------       -------
  Total regulatory capital                   20,761    20,761        22,102
Minimum required capital                      8,034     4,291         8,583
                                            -------   -------       -------
  Excess regulatory capital                 $12,727   $16,470       $13,519
                                            -------   -------       -------
                                            -------   -------       -------
Minimum required capital to be well
  capitalized under Prompt Corrective
  Action Provisions                         $10,042   $ 6,437       $10,672
                                            -------   -------       -------
                                            -------   -------       -------
Regulatory capital as a percentage (3)        10.34%    19.45%        20.71%
Minimum required capital percentage            4.00      4.00          8.00
                                            -------   -------       -------
  Excess regulatory capital percentage        6.34%     15.45%        12.71%
                                            -------   -------       -------
                                            -------   -------       -------
Minimum required capital percentage
  to be well capitalized under Prompt
  Corrective Action Provisions                5.00%      6.00%        10.00%
                                            -------   -------       -------
                                            -------   -------       -------

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the quarter ended September 30, 1996.

(2) Limited to 1.25% of risk adjusted assets.
(3) Tier I capital is calculated as a percentage of adjusted total assets of $200,838. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $106,721.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

SAIF SPECIAL ASSESSMENT

The deposits of the Bank are insured by the SAIF of the Federal Deposit Insurance Corporation ("FDIC"). Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and the FDIC had recently reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semiannual premium assessment on January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their then existing levels (23 basis points for institutions in the lowest risk category). Accordingly, until the SAIF had attained a reserve ratio of 1.25% of insured deposits, SAIF members such as the Bank would have been competitively disadvantaged as compared to commercial banks due to this premium differential.

Legislation, passed by the U.S. House of Representatives and the Senate, was signed into law by the President on September 30, 1996 to recapitalize the SAIF. The special assessment was fully anticipated by the Bank because legislation has been close to enactment on several occasions over the past year. As a result of such legislation, the Bank was required to pay a one-time assessment of 65.7 cents for every $100 of deposits which amounted to $1.1 million pre-tax with a $635,000 after tax effect.

The legislation also mandated that SAIF-insured institutions' (such as the Bank) deposit insurance premiums decline from 23 basis points to approximately 6.4 basis points, effective January 1, 1997. The mandated decline in the premium rate is expected to reduce the Bank's pre-tax annual SAIF premiums by approximately $280,000 (based on current deposit levels). The reduced future annual premiums will more than offset the negative impact on the Bank's first quarter earnings.

                      LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                       PART II
Item 1.  LEGAL PROCEEDINGS

         The Company is not engaged in any legal proceedings at the present time other than those generally associated with the normal course of business. In the opinion of management and legal counsel, the resolution of these claims are not expected to have a material adverse effect on the Company's financial position, liquidity or results of operations.

Item 2.  CHANGES IN SECURITIES

         None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.  OTHER INFORMATION

         None

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LAUREL CAPITAL GROUP, INC.

/s/ Edwin R. Maus
-------------------------------------

Edwin R. Maus
President and Chief Executive Officer


/s/ John A. Howard, Jr.
-------------------------------------

John A. Howard, Jr.
Senior Vice President and
Chief Financial Officer

Date: November 8, 1996