Form 10-Q
period 1996-12-31
LAUREL CAPITAL GROUP INC
filed 1997-02-13
CIK 892158

                       Securities and Exchange Commission
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ________________ to _________________

Commission File Number: 0-23101

                            LAUREL CAPITAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                            25-1717451
-------------------------------                             -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

          2724 Harts Run Road
      Allison Park, Pennsylvania                                       15101
---------------------------------------                              ----------
(Address of principal executive office)                              (Zip Code)

Registrant's telephone number including area code:  (412) 487-7404

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   YES  X     NO
                                                ---       ---

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

                Class: Common stock, par value $.01 per share
                Outstanding at January 31, 1997: 1,515,385 shares

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                     INDEX

                                                                                    PAGE
Part I - Financial Information
------------------------------

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of              .....    1
          December 31, 1996 (Unaudited) and June 30, 1996

          Consolidated Statements of Operations for the Three               .....    2
          and Six Months Ended December 31, 1996 and 1995 (Unaudited)

          Consolidated Statements of Stockholders' Equity for the           .....    3
          Six Months Ended December 31, 1996 (Unaudited)

          Consolidated Statements of Cash Flows for the Six                 .....    4
          Months Ended December 31, 1996 and 1995 (Unaudited)

          Notes to (Unaudited) Consolidated Financial Statements            .....    5-9

Item 2.   Management's Discussion and Analysis of Financial                 .....    10-19
                    Condition and Results of Operations


Part II - Other Information
---------------------------

          Item 1.   Legal Proceedings                                       .....    20

          Item 2.   Changes in Securities                                   .....    20

          Item 3.   Defaults upon Senior Securities                         .....    20

          Item 4.   Submission of Matters to a Vote of                      .....    20-21
                    Security Holders

          Item 5.   Other Information                                       .....    21

          Item 6.   Exhibits and Reports on Form 8-K                        .....    21


Signatures                                                                  .....    22

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                                    December 31,                        June 30,
                                                                                            1996                            1996
---------------------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
                 ASSETS

Cash                                                                                        $686                            $520
Money market investments                                                                   3,875                           6,291
Interest-earning deposits with other institutions                                          3,761                           2,807
Investment securities available for sale                                                  15,135                          11,639
Investment securities  (market value of $12,739 and $9,944)                               12,698                           9,948
Mortgage-backed securities available for sale                                             13,388                          14,021
Mortgage-backed securities (market value of $1,339 and $1,542)                             1,336                           1,546
Loans receivable, held for sale                                                            1,659                           1,627

Loans receivable, net of unearned discounts of $55 and $84                               147,073                         145,431
Allowance for possible loan losses                                                        (1,923)                         (1,899)
---------------------------------------------------------------------------------------------------------------------------------

                 Loans receivable, net                                                   145,150                         143,532

Federal Home Loan Bank Stock                                                               1,275                           1,275
Real estate owned                                                                            150                             219
Accrued interest receivable:
                 Deposits and investments                                                    409                             233
                 Mortgage-backed securities                                                   86                              92
                 Loans                                                                       861                             894

Office properties and equipment, net of accumulated depreciation                           1,241                           1,246
Prepaid expenses and sundry assets                                                           764                           1,057
---------------------------------------------------------------------------------------------------------------------------------

                                                                                        $202,474                        $196,947
=================================================================================================================================


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

                 Savings deposits                                                       $169,809                        $164,683
                 FHLB Advances                                                             7,046                           6,327
                 Advance deposits by borrowers for taxes and insurance                     2,339                           3,321
                 Accrued interest payable on savings deposits                                610                             574
                 Accrued income taxes                                                        460                             410
                 Other accrued expenses and sundry liabilities                               525                             546
---------------------------------------------------------------------------------------------------------------------------------

                                                                                         180,789                         175,861
---------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

                 Common stock,  $.01 par value;  5,000,000
                    shares authorized;  1,515,385 and 1,512,667 shares
                    issued and outstanding, respectively                                      15                              15
                 Additional paid-in capital                                                4,667                           4,646
                 Retained earnings                                                        16,946                          16,436
                 Unrealized gains on securities available for sale, net of tax               124                              49
                 Stock held in deferred compensation trust                                   (67)                            (60)
---------------------------------------------------------------------------------------------------------------------------------

                                                                                          21,685                          21,086
---------------------------------------------------------------------------------------------------------------------------------

                                                                                        $202,474                        $196,947
=================================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations
                                  (Unaudited)

         For the Three and Six Months Ended December 31, 1996 and 1995
                     (In thousands, except per share data)

                                                         Three months ended                    Six months ended
                                                             December 31,                         December 31,
                                                        ---------------------                ---------------------
                                                            1996         1995                    1996         1995
                                                        --------     --------                --------     --------
Interest Income:
       Loans                                              $2,993       $3,024                  $5,973       $6,041
       Mortgage-backed securities                            260          214                     529          449
       Investments                                           533          400                   1,024          827
       Interest-earning deposits                              37           61                      69          100
                                                        --------     --------                --------     --------

            Total interest income                          3,823        3,699                   7,595        7,417

Interest expense:
       Savings deposits                                    1,791        1,763                   3,548        3,558
       Borrowings                                            121           85                     232          157
                                                        --------     --------                --------     --------

            Total interest expense                         1,912        1,848                   3,780        3,715
                                                        --------     --------                --------     --------

Net interest income before provision
       for possible loan losses                            1,911        1,851                   3,815        3,702
Provision for possible loan losses                             7            8                      15           18
                                                        --------     --------                --------     --------

Net interest income after provision
       for possible loan losses                            1,904        1,843                   3,800        3,684
                                                        --------     --------                --------     --------

Other income:
       Service charges                                       119          111                     243          211
       Net gain on sale of investments and
            mortgage-backed securities
            available for sale                                85           22                      91           85
       Gain on the sale of loans held for sale                 3            3                      10            5
       Other operating income                                 27           28                      58           54
                                                        --------     --------                --------     --------

            Total other income                               234          164                     402          355
                                                        --------     --------                --------     --------

Operating expenses:
       Compensation, payroll taxes and
            fringe benefits                                  442          413                     860          827
       Premises and occupancy costs                          127          107                     245          223
       Federal insurance premiums                              -           94                      94          187
       Special SAIF assessment                                 -            -                   1,059            -
       Net income on real estate owned                        (4)          (1)                    (12)          (4)
       Data processing expense                                63           63                     122          127
       Professional fees                                      57           98                     100          181
       Other operating expenses                              215          201                     404          359
                                                        --------     --------                --------     --------

            Total operating expenses                         900          975                   2,872        1,900
                                                        --------     --------                --------     --------

Income before income taxes                                 1,238        1,032                   1,330        2,139
                                                        --------     --------                --------     --------

Provision for income taxes:
       Federal                                               373          320                     391          672
       State                                                  89           70                      96          148
                                                        --------     --------                --------     --------

            Total income taxes                               462          390                     487          820
                                                        --------     --------                --------     --------

            Net income                                      $776         $642                    $843       $1,319
                                                        ========     ========                ========     ========

            Net income per share                           $0.50        $0.41                   $0.54        $0.85
                                                        ========     ========                ========     ========

            Dividends per share                            $0.11        $0.08                   $0.22        $0.13
                                                        ========     ========                ========     ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                   For the six Months Ended December 31, 1996
                                 (In thousands)

                                                                                    Unrealized
                                                                                         Gains      Stock Held in
                                                     Additional                  on Securities           Deferred             Total
                                         Common         Paid-in     Retained         Available       Compensation     Stockholders'
                                          Stock         Capital     Earnings          for sale              Trust            Equity
                                         -------     ----------     --------     -------------      -------------     -------------
Balance, June 30, 1996                      $15          $4,646      $16,436               $49                (60)          $21,086

Stock options exercised
     (2,718 shares)                                          21                                                                  21

Dividends on common stock
     at $0.11 per share                                                 (333)                                                  (333)

Unrealized gains on
     securities available
       for sale                                                                             75                                   75

Unrealized gains on stock held
     in deferred compensation trust                                                                            (7)               (7)

Net income                                                               843                                                    843
                                          -----        --------    ---------            ------            -------         ---------

Balance, December 31, 1996                  $15          $4,667      $16,946              $124               ($67)          $21,685
                                          =====        ========    =========            ======            =======         =========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

              For the Six Months Ended December 31, 1996 and 1995
                                 (In thousands)

                                                                                                1996                       1995
--------------------------------------------------------------------------------------------------------------------------------
Net income:                                                                                     $843                     $1,319
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                 Depreciation                                                                     67                         57
                 Provision for possible loan losses                                               15                         18
                 Net gain on real estate owned                                                   (18)                        (8)
                 Net gain on sale of investments and mortgage-backed
                    securities available for sale                                                (91)                       (85)
                 Gain on the sale of loans held for sale                                         (10)                        (5)
                 Amortization of deferred loan fees                                              (89)                      (121)
                 Origination of loans held for sale                                             (603)                      (725)
                 Proceeds from sale of loans held for sale                                       581                        357
                 Increase in accrued interest receivable                                        (137)                      (146)
                 Increase in accrued interest payable                                             36                        156
                 Other - net                                                                     277                         61
--------------------------------------------------------------------------------------------------------------------------------

                                 Net cash provided by operating activities                       871                        878
--------------------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities                                                       (5,000)                    (6,156)
      Purchase of investment securities available for sale                                    (4,159)                    (4,403)
      Purchase of mortgage-backed securities                                                       -                       (900)
      Proceeds from investment maturities                                                      2,250                      2,500
      Proceeds from sale of investment securities available for sale                             794                        349
      Proceeds from sale of mortgage-backed securities available for sale                          -                        703
      Principal repayments of investment and
         mortgage-backed securities available for sale                                           706                        346
      Principal repayments of investment and
         mortgage-backed securities                                                              210                      1,061
      Increase in loans                                                                       (1,544)                       (93)
      Proceeds from sale of real estate owned                                                     87                         77
      Net additions to office properties and equipment                                           (62)                       (61)
--------------------------------------------------------------------------------------------------------------------------------

                                 Net cash (used) provided by investing activities             (6,718)                    (6,577)
--------------------------------------------------------------------------------------------------------------------------------

Financing activities:
      Net increase (decrease) in demand and club accounts                                        744                     (2,143)
      Net increase in time deposit accounts                                                    4,382                      1,116
      Proceeds from FHLB advances                                                             10,700                      4,328
      Repayment of FHLB advances                                                              (9,981)                         -
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                                (982)                      (982)
      Stock options exercised                                                                     21                         82
      Dividends paid                                                                            (333)                      (204)
--------------------------------------------------------------------------------------------------------------------------------

                                 Net cash used by financing activities                         4,551                      2,197
--------------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                       (1,296)                    (3,502)
Cash and cash equivalents at beginning of period                                               9,618                     15,072
--------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                    $8,322                    $11,570
================================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
                 Interest on savings deposits                                                 $3,523                     $3,417
                 Interest on FHLB advances                                                       192                        138
                 Income taxes                                                                    206                        842
      Transfer of loans to real estate owned                                                       -                        217
      Transfer of investment securities to available for sale                                      -                      1,402
      Transfer of mortgage-backed securities to available for sale                                 -                      6,461

      Cash paid during the period for interest includes interest credited on deposits of $3,059 and $2,960 for the six months ended December 31, 1996 and 1995, respectively.
================================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1996 AND JUNE 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1996. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s ( the "Company") 1996 Annual Report to Stockholders for the year ended June 30, 1996. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share data.

EARNINGS PER SHARE

The average number of common and common equivalent shares used to calculate earnings per share for the three months ended December 31, 1996 and 1995 was 1,560,539 and 1,552,839, respectively. The average number of common and common equivalent shares used to calculate earnings per share for the six months ended December 31, 1996 and 1995 was 1,559,018 and 1,547,610, respectively.

SECURITIES

The Company accounts for investments and debt and equity securities in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115 ("FAS 115"). FAS 115 requires that investments be classified as either: (1) Securities Held to Maturity- reported at amortized cost, (2) Trading Securities- reported at fair value, or (3) Securities Available for Sale-reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available for sale are reported as a separate component of equity. Unrealized gains of $124, net of tax, on assets classified as available for sale is recorded as a separate component of equity at December 31, 1996.

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances net of the allowance for possible loan losses, net deferred loan fees and discounts. The Company adopted FAS 114, "Accounting by Creditors for Impairment of a Loan" and FAS 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", an amendment of FAS 114, effective July 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Bank considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note
4) to be smaller-balance homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to FAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $5,000 will be considered an insignificant shortfall. The Bank does not apply FAS 114 using major risk characteristics for groups of loans, but on a loan by loan basis. Non-accrual loans are not necessarily considered to be impaired if management believes that it is probable that all principal and interest will be collected in accordance with the contractual terms of the loan. All loans are charged off when management determines that principal and interest are not collectible.

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

(3) INVESTMENT SECURITIES

Investment securities available for sale are comprised of the following:

                                                          Amortized                  Gross Unrealized                    Fair
                                                               Cost              Gains              Losses              Value
                                                        ----------------------------------------------------------------------
AT DECEMBER 31, 1996:
     Corporate notes and commercial paper                    $2,000                 $1                  $3             $1,998
     Municipal obligations                                    4,293                 58                  27              4,324
     FNMA preferred stock                                       250                  9                   -                259
     Shay Financial Services
         ARMs Fund                                            8,570                  -                  16              8,554
                                                        ----------------------------------------------------------------------

                                                             15,113                 68                  46             15,135

     Mortgage-backed securities                              13,222                216                  50             13,388
                                                        ----------------------------------------------------------------------

             Total                                          $28,335               $284                 $96            $28,523
                                                        ======================================================================

At December 31, 1996, the contractual maturities of the debt securities                          Amortized               Fair
     available for sale are:                                                                          Cost              Value
     Due in one year or less                                                                          $500               $501
     Due after one year through five years                                                           1,066              1,067
     Due after five years through ten years                                                          1,618              1,620
     Due after ten years                                                                            16,331             16,522
                                                                                                 -----------------------------

                                                                                                   $19,515            $19,710
                                                                                                 =============================



     Mortgage-backed securities are shown at their contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock and Shay Financial Services ARMs Fund have no stated maturity.

Note: There were gross realized gains of $91 and $85 recorded during the six months ended December 31, 1996 and 1995, respectively, on the sale of investment securities available for sale. Proceeds from the sale of investment securities available for sale during the six months ended December 31, 1996 and 1995 were $794 and $1,052, respectively.

Investment securities are comprised of the following:

                                                          Amortized                  Gross Unrealized                    Fair
                                                               Cost              Gains              Losses              Value
                                                        ----------------------------------------------------------------------
AT DECEMBER 31, 1996:
     Corporate notes and commercial paper                   $12,698                $53                 $12            $12,739

      Mortgage-backed securities                              1,336                  6                   3              1,339
                                                        ----------------------------------------------------------------------

             Total                                          $14,034                $59                 $15            $14,078
                                                        ======================================================================



At December 31, 1996, the contractual maturities of the debt securities are:                     Amortized               Fair
                                                                                                      Cost              Value
     Due in one year or less                                                                           $81                $78
     Due after one year through five years                                                           6,198              6,211
     Due after five years through ten years                                                          2,500              2,521
     Due after five years through ten years                                                          5,255              5,268
                                                                                                 -----------------------------

                                                                                                   $14,034            $14,078
                                                                                                 =============================


     Mortgage-backed securities are shown at their contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4) Loans Receivable

    Loans receivable are comprised of the following:

                                                                         December 31,                June 30,
                                                                              1996                    1996
--------------------------------------------------------------------------------------------------------------
     First mortgage loans:
        Conventional:
           1 to 4 family dwellings                                           $114,103                $113,050
           Multi-family dwellings                                               2,628                   2,811
           Commercial                                                           5,665                   5,788
--------------------------------------------------------------------------------------------------------------
                                                                              122,396                 121,649
        Guaranteed or insured                                                      80                     110
--------------------------------------------------------------------------------------------------------------

     Total long term with monthly amortization                                122,476                 121,759
        Construction and development loans                                      3,872                   4,281
--------------------------------------------------------------------------------------------------------------
                                                                              126,348                 126,040
     Less: Allowance for possible losses                                       (1,368)                 (1,363)
               Loans in process                                                (1,906)                 (2,148)
               Deferred loan fees                                                (930)                 (1,007)
--------------------------------------------------------------------------------------------------------------

                                                                              122,144                 121,522
--------------------------------------------------------------------------------------------------------------

     Consumer loans:
           Home improvement loans (net of unearned
               discounts of $55 and $84)                                          438                     604
           Mobile home loans                                                      961                   1,157
           Loans secured by savings accounts                                      291                     316
           Installment loans                                                   21,871                  20,469
--------------------------------------------------------------------------------------------------------------
                                                                               23,561                  22,546
     Less: Allowance for possible losses                                         (555)                   (536)
--------------------------------------------------------------------------------------------------------------

                                                                               23,006                  22,010
--------------------------------------------------------------------------------------------------------------

                                                                             $145,150                $143,532
==============================================================================================================

Note Continued

Changes in the allowance for possible loan losses for the six months ended December 31, 1996 and 1995 are as follows:

                                                                   1996                    1995
------------------------------------------------------------------------------------------------
Balance at beginning of the fiscal year                          $1,899                  $1,893
Provision for losses                                                 15                      18
Charge-offs                                                         (25)                    (40)
Recoveries                                                           34                      23
------------------------------------------------------------------------------------------------

Balance at December 31,                                          $1,923                  $1,894
================================================================================================



At December 31, 1996, the recorded investment in loans that are considered to be impaired under Statement 114 was $425. Included in this amount is $33 of impaired loans for which the related allowance for credit losses is $2, and $392 of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the six months ended December 31, 1996 was approximately $430. For the six months ended December 31, 1996, the Company recognized interest income on those impaired loans of $2 which was recognized using the cash basis method of income recognition.

                                                                          December 31,
                                                                  1996                    1995
                                                                -------------------------------
Non-accrual loans                                                 $668                    $798
Non-accrual loans as a percent of total loans                     0.46%                   0.56%
-------------------------------------------------------------

All loans 90 days or more past due are reported as non-accrual

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET DATA                                             At December 31,
                                                        1996                    1995
                                                      --------                --------
                                                    (In thousands except per share data)
                                                                (Unaudited)

Total assets                                          $202,474                $192,654
Money market investments                                 3,875                       -
Interest-earning deposits with other institutions        3,761                   5,400
Over-night repurchase agreement                              -                   5,591
Investment securities available for sale                15,135                   7,566
Investment securities                                   12,698                  11,947
Mortgage-backed securities available for sale           13,388                  10,321
Mortgage-backed securities                               1,336                   1,746
Loans receivable held for sale                           1,659                   1,578
Loans receivable, net                                  145,150                 143,095
Savings deposits                                       169,809                 162,281
FHLB advances                                            7,046                   6,328
Retained earnings                                       16,946                  15,332
Stockholders' equity                                    21,685                  20,173
Stockholders' equity per share                          $14.31                  $13.38


STATISTICAL PROFILE                                              Three months ended                 Six months ended
                                                                    December 31,                      December 31,
                                                                --------------------              --------------------
                                                                 1996          1995                1996          1995
                                                                --------------------              --------------------
Avergae yield eanred on all interest-earning assets               7.76%         7.95%               7.74%         7.97%
Average rate paid on all interest-bearing liabilities             4.45          4.52                4.42          4.53
Average interest rate speed                                       3.31          3.43                3.32          3.44
Net yield average interest-earning assets                         3.88          3.98                3.89          3.98
Average interest-earning assets as a percentage of
   average interest-bearing liabilities                         115.65        114.77              115.74        114.45
Return on average assets (1)(2)                                   1.54          1.35                0.84          1.44
Return on average assets (1)(3)                                   1.54          1.35                1.49          1.44
Return on average equity (1)(2)                                  14.51         12.97                7.90         13.53
Return on average equity (1)(3)                                  14.51         12.97               14.00         13.53
Average equity to average assets                                 10.59         10.38               10.34         10.22

------------------------

(1) Amounts are annualized.

(2) Percentages for the six months ended December 31, 1996, after effect of the one-time special SAIF assessment.

(3) Percentages for the six months ended December 31, 1996, before effect of the one-time special SAIF assessment.

        COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended December 31, 1996 was $776,000 compared to $642,000 for the same period in the prior year. The increase of $134,000 or 20.9% was primarily the result of a reduction of $75,000 or 7.7% in operating expenses, an increase of $70,000 or 42.7% in other income and an increase of $60,000 or 3.2% in net interest income. Such benefits were partially offset by a $72,000 or 18.5% increase in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $60,000 or 3.2% during the three months ended December 31, 1996 as compared to the same period of the prior year. The increase was primarily due to a $2.7 million or 11.4% increase in average net earning assets for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995. This increase was partially offset by a decrease in the average interest rate spread from 3.43% for the quarter ended December 31, 1995 to 3.31% for the quarter ended December 31, 1996. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on the Bank's interest-earning assets from 7.95% for the quarter ended December 31, 1995 to 7.76% for the quarter ended December 31, 1996. This decrease was partially offset by a decrease in the rate paid on interest-bearing liabilities from 4.52% for the quarter ended December 31, 1995 to 4.45% for the quarter ended December 31, 1996.

Interest income on loans receivable and loans held for sale decreased by $31,000 or 1.0% during the three months ended December 31, 1996 as compared to the same period in the prior year. This was primarily due to a decrease in the average yield on loans receivable from 8.31% for the quarter ended December 31, 1995 to 8.13% for the quarter ended December 31, 1996. This decrease was partially offset by a $2.8 million or 13.0% increase in the average outstanding balance of consumer loans receivable for the quarter ended December 31, 1996 as compared to the same period in the prior year primarily as a result of the continued emphasis on the origination of consumer loan products. The decrease in the average yield on loans receivable was primarily due to increased loan repayment activity on higher yielding loans and an increase in the origination of adjustable rate mortgages which generally have lower starting rates of interest compared to fixed rate loans. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities and mortgage-backed securities available for sale increased by $46,000 or 21.5% during the quarter ended December 31, 1996 as compared to the December 31, 1995 quarter. This increase was primarily due to a $3.2 million or 28.0% increase in the average outstanding balance of mortgage-backed securities during the quarter ended December 31, 1996 as compared to the December 31, 1995 quarter. Such increase was primarily due the investment of excess funds into mortgage-backed securities. This increase was partially offset by a decrease in the average yield on mortgage-backed securities from 7.41% for the quarter ended December 31, 1995 to 7.03% for the quarter ended December 31, 1996. At December 31, 1996, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $166,000. The available for sale portfolio consists of fixed and adjustable rate securities with an average yield of 7.27% at December 31, 1996. Rising interest rates would reduce the unrealized gains in this portfolio if the fixed rate securities were not sold. The held to maturity portfolio consists of three adjustable and one fixed rate collateralized mortgage obligations (CMO's) with an average yield of 6.95% at December 31, 1996. At December 31, 1996, the Bank's portfolio of mortgage-backed securities had net unrealized gains of $2,900. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments and investments available for sale increased during the three months ended December 31, 1996 by $133,000 or 33.3% from the comparable period in 1995, due primarily to a $7.7 million or 31.2% increase in the average outstanding balance of such securities for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995. In addition, the average yield on investment securities increased from 6.45% for the quarter ended December 31, 1995 to 6.55% for the quarter ended December 31, 1996. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB"). At December 31, 1996, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $22,000 and $41,000, respectively. See
Note 3 of "Notes to Unaudited Consolidated Financial Statements."

At December 31, 1996, the Bank's investment securities included $1,000,000 of step-up notes which meet some of the definitions of structured notes. The notes are issued by the Federal Home Loan Bank and mature in less than ten years. The interest rate on step-up notes is scheduled to increase by pre-determined amounts on pre-determined dates, and the notes are callable at par on each date the interest rate is scheduled to increase. If the step-up interest rate exceeds the then current market rate for notes with similar terms to the next adjustment date or maturity date, then the note would generally be called and the Bank would have to re-invest the proceeds in the lower interest rate environment. If the step-up interest rate is less than the then current market rate, the note would generally not be called and the Bank would continue to hold the note with a below market interest rate. During the past twelve months, the Company had approximately $1.5 million of step-up notes that were called.

Interest income on interest-earning deposits decreased during the three months ended December 31, 1996 by $24,000 or 39.3% from the comparable period in 1995. This decrease was primarily due to a decrease of $1.5 million or 34.4% in the average outstanding balance of interest-earning deposits for the quarter ended December 31, 1996 as compared to the December 31, 1995 quarter. Also contributing to the decrease in interest income on interest-earning deposits was a decrease in the average yield on interest-earning deposits from 5.59% for the quarter ended December 31, 1995 to 5.17% for the quarter ended December 31, 1996 as a result of the recent decreases in short-term interest rates.

Interest expense on deposits increased by $28,000 or 1.6% for the quarter ended December 31, 1996, compared to the same period in 1995 primarily due to a $5.5 million or 3.5% increase in the average outstanding balance of deposits during the quarter ended December 31, 1996 as compared to the same period of the prior year. This increase was partially offset by a decrease in the average interest rate paid on deposits from 4.47% for the quarter ended December 31, 1995 to 4.39% for the quarter ended December 31, 1996. The decrease in the average rate paid was primarily due to lower interest rates paid on the Bank's certificate of deposit accounts.

Interest expense on borrowings increased $36,000 or 42.4% for the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995 primarily due to a $2.8 million or 50.9% increase in the average outstanding balance of FHLB advances. This increase was partially offset by a decrease in the average rate paid on borrowings from 6.05% for the quarter ended December 31, 1995 to 5.70% for the quarter ended December 31, 1996. The increased advances were used to purchase investment securities with similar maturities.

PROVISION FOR POSSIBLE LOAN LOSSES. The Bank provided $7,000 and $8,000 to its allowance for possible loan losses for the quarters ended December 31, 1996 and 1995, respectively. Such provisions were the result of an analysis of the adequacy of the allowance for possible loan losses in connection with a review of the Bank's loan portfolio.

At each of December 31, 1996 and 1995, the Bank's allowance for possible loan losses amounted to $1.9 million, or 1.3% of the total loan portfolio. As a percentage of non-performing loans (loans delinquent 90 days and over), the allowance for possible loan losses was 287.9% and 237.3% at December 31, 1996 and 1995, respectively.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for possible loan losses is adequate to absorb estimated future loan losses. In determining the appropriate level of the allowance for possible loan losses required, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes that the current allowance for possible loan losses is adequate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for possible loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $70,000 or 42.7% to $234,000 for the quarter ended December 31, 1996 as compared to the same period in 1995. This was primarily due to a $63,000 increase in net gains on the sale of loans, investments and mortgage-backed securities available for sale. Gains of $88,000 were recorded during the quarter ended December 31, 1996 compared to gains of $25,000 during the quarter ended December 31, 1995. Also contributing to the increase in total other income was an increase of $8,000 in fees and service charges during the three months ended December 31, 1996 as compared to the same period in the prior year.

OPERATING EXPENSES. Total operating expenses decreased by $75,000 or 7.7% during the quarter ended December 31, 1996 as compared to the comparable 1995 quarter. This decrease was primarily due to a $94,000 decrease in federal insurance premiums, and a $41,000 decrease in professional fees partially offset by a $29,000 increase in compensation and benefits, a $20,000 increase in premises and occupancy expenses and a $14,000 increase in other operating expenses. The decrease in federal insurance premiums was due to the premiums being eliminated for certain SAIF insured institutions for the quarterly insurance period ended December 31, 1996. Going forward, the Bank will pay 6.48 basis points for each $100.00 of insured deposits. The decrease in professional fees was primarily due to a decrease in legal fees associated with litigation in the normal course of business.

INCOME TAX EXPENSE. Income tax expense increased by $72,000 or 18.5% for the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995 primarily as a result of higher pre-tax income.

         COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

GENERAL. The Company's net income for the six months ended December 31, 1996 was $843,000 compared to $1.3 million for the same period in the prior year. The $843,000 of net income during the six months ended December 31, 1996 reflects the effect of the imposition of a $1.1 million pre-tax charge for the Federal Deposit Insurance Corporation's ("FDIC") one-time special assessment to recapitalize the Savings Association Insurance Fund. See "SAIF Special Assessment". For the six months ended December 31, 1996, net interest income increased by $113,000 or 3.1%, income tax expense decreased $333,000 or 40.6% and other income increased by $47,000 or 13.2% compared to the same period in the prior year. Such benefits were offset by a $972,000 or 51.2% increase in operating expenses. The increase in operating expenses and decrease in income tax expense were due to the special SAIF assessment. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income increased by $113,000 or 3.1% during the six months ended December 31, 1996 as compared to the same period of the prior year. The increase was primarily due to a $3.2 million or 13.6% increase in average net earning assets for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. This increase was partially offset by a decrease in the average interest rate spread from 3.44% for the six months ended December 31, 1995 to 3.32% for the six months ended December 31, 1996. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on the Bank's interest-earning assets from 7.97% for the six months ended December 31, 1995 to 7.74% for the six months ended December 31, 1996. This decrease was partially offset by a decrease in the rate paid on interest-bearing liabilities from 4.53% for the six months ended December 31, 1995 to 4.42% for the six months ended December 31, 1996.

Interest income on loans receivable and loans held for sale decreased by $68,000 or 1.1% during the six months ended December 31, 1996 as compared to the same period in the prior year. This was primarily due to a decrease in the average yield on loans receivable from 8.33% for the six months ended December 31, 1995 to 8.10% for the six months ended December 31, 1996. This decrease was partially offset by a $2.9 million or 13.7% increase in the average outstanding balance of consumer loans receivable for the six months ended December 31, 1996 as compared to the same period in the prior year primarily as a result of the continued emphasis on the origination of consumer loan products. The decrease in the average yield on loans receivable was primarily due to increased loan repayment activity on higher yielding loans and an increase in the origination of adjustable rate mortgages which generally have lower starting rates of interest compared to fixed rate loans. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities and mortgage-backed securities available for sale increased by $80,000 or 17.8% during the six months ended December 31, 1996 as compared to the six months ended December 31,

1995. This increase was primarily due to a $3.0 million or 24.8% increase in the average outstanding balance of mortgage-backed securities during the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. Such increase was primarily due the investment of excess funds into mortgage-backed securities. This increase was partially offset by a decrease in the average yield on mortgage-backed securities from 7.46% for the six months ended December 31, 1995 to 7.04% for the six months ended December 31, 1996. See "Comparison of the Three Months Ended December 31, 1996 and 1995 - Net Interest Income."

Interest income on investments and investments available for sale increased during the six months ended December 31, 1996 by $197,000 or 23.8% from the comparable prior period in 1995, due to a $5.6 million or 22.0% increase in the average outstanding balance of such securities for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. In addition, the average yield on investment securities increased from 6.42% for the six months ended December 31, 1995 to 6.54% for the six months ended December 31, 1996. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the FHLB. See "Comparison of the Three Months Ended December 31, 1996 and 1995 - Net Interest Income."

Interest income on interest-earning deposits decreased during the six months ended December 31, 1996 by $31,000 or 31.0% from the comparable period in 1995. This decrease was primarily due to a decrease of $856,000 or 24.5% in the average outstanding balance of interest-earning deposits for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. Also contributing to the decrease in interest income on interest-earning deposits was a decrease in the average yield on interest-earning deposits from 5.67% for the six months ended December 31, 1995 to 5.20% for the six months ended December 31, 1996 as a result of the recent decreases in short-term interest rates.

Interest expense on deposits decreased by $10,000 or .3% for the six months ended December 31, 1996 compared to the same period in 1995 primarily due to a decrease in the average interest rate paid on deposits from 4.48% for the six months ended December 31, 1995 to 4.37% for the six months ended December 31, 1996. This decrease was partially offset by a $3.9 million or 2.5% increase in the average outstanding balance of deposits during the six months ended December 31, 1996 as compared to the same period of the prior year. The decrease in the average rate paid was primarily due to lower interest rates paid on the Bank's certificate of deposit accounts.

Interest expense on borrowings increased $75,000 or 47.8% for the six months ended December 31, 1996 compared to the six months ended December 31, 1995 primarily due to a $3.0 million or 58.7% increase in the average outstanding balance of FHLB advances. This increase was partially offset by a decrease in the average rate paid on borrowings from 6.06% for the six months ended December 31, 1995 to 5.65% for the six months ended December 31, 1996. The increased advances were used to purchase investment securities with similar maturities.

PROVISION FOR POSSIBLE LOAN LOSSES. The Bank provided $15,000 and $18,000 to its allowance for possible loan losses for the six months ended December 31, 1996 and 1995, respectively. Such provisions were the result of an analysis of the adequacy of the allowance for possible loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended December 1996 and 1995 - Provision For Possible Loan Losses."

OTHER INCOME. Total other income increased by $47,000 or 13.2% to $402,000 for the six months ended December 31, 1996 as compared to the same period in 1995. This was due to increases of $32,000 in fees and service charges, $11,000 in gains on sale of loans, investments and mortgage-backed securities available for sale and $4,000 in other income during the six months ended December 31, 1996 as compared to the same period in the prior year. The increase in fees and service charges was primarily due to increases in the fees the Bank earns on NOW accounts.

OTHER EXPENSES. Total operating expenses increased by $972,000 or 51.2% during the six months ended December 31, 1996 as compared to the comparable 1995 period. This increase was due to the $1.1 million pre-tax charge for the FDIC's one-time special assessment to recapitalize the SAIF. Excluding this one-time charge, total operating expenses decreased by $87,000 for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995. This decrease was primarily due to decreases of $93,000 in federal insurance premiums, $81,000 in professional fees, $5,000 in data processing expenses, and $8,000 in net real estate owned expenses, partially offset by increases of $45,000 in other operating expenses, $33,000 in compensation and benefit expenses and $22,000 in premises and occupancy expenses. The decrease in federal insurance premiums was due to the premiums being eliminated for certain SAIF insured institutions for the quarterly insurance period ended December 31, 1996. The decrease in professional fees was primarily due to a decrease in legal fees associated with litigation in the normal course of business.

INCOME TAX EXPENSE. Income tax expense decreased by $333,000 or 40.6% for the six months ended December 31, 1996 as compared to the six months ended December 31, 1995 primarily as a result of lower pre-tax income due to the $1.1 million one-time FDIC assessment.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $5.5 million or 2.8% from June 30, 1996 to December 31, 1996. The largest increases were a $3.5 million increase in investment securities available for sale, a $2.8 million increase in investment securities and a $1.6 million increase in net loans receivable. These increases were partially offset by a $2.4 million decrease in money market investments. The largest components of change in liabilities were a $5.1 million increase in savings deposits and a $719,000 increase in FHLB advances partially offset by a $982,000 decrease in advance deposits by borrowers for taxes and insurance. The decrease in money market investments was primarily due to the reinvestment of those funds into investment securities and other short term investments.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I
(Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 1996, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 10.67% and 21.59%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at December 31, 1996.

                                        Tier I         Tier I       Tier II
                                        Core       Risk-Based    Risk-Based

                                        Capital       Capital       Capital
                                        -------       -------       -------
                                            (Dollar amounts in thousands)
Equity Capital (1)                      $21,685       $21,685      $21,685
Less unrealized securities gains           (124)         (124)        (124)
Plus general valuation allowances (2)         -             -        1,333
                                        -------       -------       ------
   Total regulatory capital              21,561        21,561       22,894
Minimum required capital                  8,084         4,264        8,529
                                        -------       -------       ------
   Excess regulatory capital            $13,477       $17,297      $14,365
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $10,105       $ 6,361      $10,602
                                        =======       =======      =======

Regulatory capital as a percentage (3)    10.67%        20.34%       21.59%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    6.67%        16.34%       13.59%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====

---------------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the six months ended December 31, 1996.
(2) Limited to 1.25% of risk adjusted assets.
(3) Tier I capital is calculated as a percentage of adjusted total assets of $202,092. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $106,016.

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

SAIF SPECIAL ASSESSMENT

The deposits of the Bank are insured by the SAIF of the FDIC. Both the SAIF and the Bank Insurance Fund ("BIF"), the federal deposit insurance fund that covers commercial bank deposits, are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF had achieved a fully funded status in contrast to the SAIF and the FDIC had recently reduced the average deposit insurance premium paid by BIF-insured commercial banks to a level substantially below the average premium paid by SAIF-insured institutions.

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

Legislation, passed by the U.S. House of Representatives and the Senate, was signed into law by the President on September 30, 1996 to recapitalize the SAIF. The special assessment was fully anticipated by the Bank because legislation has been close to enactment on several occasions over the past year. As a result of such legislation, the Bank was required to pay a one-time assessment of 65.7 cents for every $100 of deposits as of March 31, 1995 which amounted to $1.1 million pre-tax with a $635,000 after tax effect.

The legislation also mandated that SAIF-insured institutions' (such as the Bank) deposit insurance premiums decline from 23 basis points to approximately
6.48 basis points, effective January 1, 1997. The mandated decline in the premium rate is expected to reduce the Bank's pre-tax annual SAIF premiums by approximately $280,000 (based on current deposit levels). The reduced future annual premiums will more than offset the negative impact on the Bank's earnings for the six months ended December 31, 1996.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         A. The Annual Meeting of Stockholders was held on November 14, 1996.

         B. The following items were submitted to the stockholders of the Company for approval:

             1. To elect three directors for a term of three years or until their successors have been elected and qualified

                Nominees for a three-year term:

                Richard S. Hamilton
                For:                   1,014,819
                Withheld:                 74,930

                J. Harold Norris
                For:                   1,013,942
                Withheld:                 75,807

                Edwin R. Maus
                For:                   1,014,374
                Withheld:                 75,375


             2. To adopt the 1996 Stock Compensation Plan

                For:                     971,490
                Against:                 107,422
                Withheld:                  6,888

             3. To ratify the appointment of KPMG Peat Marwick LLP, as the
                Company's independent auditors for the fiscal year ending June 30, 1997.

                For:                   1,063,567
                Against:                  26,182
                Abstain:                     -0-

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


LAUREL CAPITAL GROUP, INC.


/s/ EDWIN R. MAUS
---------------------------------------
Edwin R. Maus
President and Chief Executive Officer


/s/ JOHN A. HOWARD, JR.
---------------------------------------
John A. Howard, Jr.
Senior Vice President and
Chief Financial Officer


Date: February 13, 1997