Form 10-Q
period 1997-03-31
LAUREL CAPITAL GROUP INC
filed 1997-05-15
CIK 892158

                       Securities and Exchange Commission
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 1997

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ________________ to _________________

Commission File Number: 0-23101

                           LAUREL CAPITAL GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                  25-1717451
-------------------------------                  -------------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                   Identification No.)

      2724 Harts Run Road
  Allison Park, Pennsylvania                             15101
----------------------------                           ---------
(Address of principal executive office)               (Zip Code)

Registrant's telephone number including area code:  (412) 487-7404

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   YES  X         NO ___

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

             Class:  Common stock, par value $.01 per share
             Outstanding at April 30, 1997:  1,459,154 shares

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                     INDEX


                                                                          PAGE
                                                                          ----
Part I - Financial Information
------------------------------

Item 1.  Financial Statements

         Consolidated Statements of Financial Condition as of        .....  1
         March 31, 1997 (Unaudited) and June 30, 1996

         Consolidated Statements of Operations for the Three         .....  2
         and Nine Months Ended March 31, 1997 and 1996 (Unaudited)

         Consolidated Statements of Stockholders' Equity for the     .....  3
         Nine Months Ended March 31, 1997 (Unaudited)

         Consolidated Statements of Cash Flows for the Nine          .....  4
         Months Ended March 31, 1997 and 1996 (Unaudited)

         Notes to (Unaudited) Consolidated Financial Statements      ..... 5-8

Item 2. Management's Discussion and Analysis of Financial           .....  9-17
                    Condition and Results of Operations


Part II - Other Information
---------------------------

         Item 1.  Legal Proceedings                                 .....  18

         Item 2.  Changes in Securities                             .....  18

         Item 3.  Defaults upon Senior Securities                   .....  18

         Item 4.  Submission of Matters to a Vote of                .....  18
                  Security Holders

         Item 5.  Other Information                                 .....  18

         Item 6.  Exhibits and Reports on Form 8-K                  .....  18


Signatures                                                          .....  19

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                                      March 31,           June 30,
                                                                                           1997               1996
-------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
     ASSETS

Cash                                                                                       $565               $520
Money market investments                                                                  8,965              6,291
Interest-earning deposits with other institutions                                         3,917              2,807
Investment securities available for sale                                                 15,046             11,639
Investment securities  (market value of $15,346 and $9,944)                              15,494              9,948
Mortgage-backed securities available for sale                                            12,861             14,021
Mortgage-backed securities (market value of $1,249 and $1,542)                            1,242              1,546
Loans receivable, held for sale                                                           1,800              1,627

Loans receivable, net of unearned discounts of $44 and $84                              145,932            145,431
Allowance for possible loan losses                                                       (1,934)            (1,899)
-------------------------------------------------------------------------------------------------------------------

     Loans receivable, net                                                              143,998            143,532

Federal Home Loan Bank Stock                                                              1,277              1,275
Real estate owned                                                                            40                219
Accrued interest receivable:
     Loans                                                                                  855                894
     Interest-earning deposits and investments                                              350                233
     Mortgage-backed securities                                                              83                 92

Office properties and equipment, net of accumulated depreciation                          1,277              1,246
Prepaid expenses and sundry assets                                                          807              1,057
-------------------------------------------------------------------------------------------------------------------

              Total Assets                                                             $208,577           $196,947
===================================================================================================================


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Savings deposits                                                                  $170,796           $164,683
     FHLB Advances                                                                       11,045              6,327
     Advance deposits by borrowers for taxes and insurance                                2,539              3,321
     Accrued interest payable on savings deposits                                         1,480                574
     Accrued income taxes                                                                   339                410
     Other accrued expenses and sundry liabilities                                          642                546
-------------------------------------------------------------------------------------------------------------------

              Total Liabilities                                                         186,841            175,861
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

     Common stock, $.01 par value;  5,000,000
        shares authorized;  1,516,522 and 1,512,667 shares
        issued respectively                                                                  15                 15
     Additional paid-in capital                                                           4,680              4,646
     Treasury stock, at cost (18,220 shares)                                               (391)             ---
     Retained earnings                                                                   17,510             16,436
     Unrealized (losses) gains on securities available for sale, net of tax                 (11)                49
     Stock held in deferred compensation trust                                              (67)               (60)
-------------------------------------------------------------------------------------------------------------------

              Total Stockholders' Equity                                                 21,736             21,086
-------------------------------------------------------------------------------------------------------------------

              Total Liabilities and Stockholder's Equity                               $208,577           $196,947
===================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations
                                  (Unaudited)

          For the Three and Nine Months Ended March 31, 1997 and 1996
                     (In thousands, except per share data)

                                                             Three months ended                  Nine months ended
                                                                   March 31,                        March 31,
                                                          --------------------------       ---------------------------
                                                              1997             1996             1997             1996
                                                          ---------        ---------       ----------       ----------
    Interest Income:
         Loans                                               2,915            2,972            8,888            9,013
         Mortgage-backed securities                            250              229              779              678
         Investments                                           622              443            1,646            1,270
         Interest-earning deposits                              44               46              113              146
                                                          ---------        ---------       ----------       ----------

             Total interest income                           3,831            3,690           11,426           11,107

    Interest expense:
         Savings deposits                                    1,800            1,746            5,348            5,304
         Borrowings                                            142               82              374              239
                                                          ---------        ---------       ----------       ----------

             Total interest expense                          1,942            1,828            5,722            5,543
                                                          ---------        ---------       ----------       ----------

    Net interest income before provision
         for possible loan losses                            1,889            1,862            5,704            5,564
    Provision for possible loan losses                           8                7               23               25
                                                          ---------        ---------       ----------       ----------

    Net interest income after provision
         for possible loan losses                            1,881            1,855            5,681            5,539
                                                          ---------        ---------       ----------       ----------

    Other income:
         Service charges                                       113               93              356              304
         Net gain on sale of investments and
             mortgage-backed securities available for sale    ---              ---                91               85
         Gain on the sale of loans held for sale              ---                 1               10                6
         Other operating income                                 30               30               88               84
                                                          ---------        ---------       ----------       ----------

             Total other income                                143              124              545              479
                                                          ---------        ---------       ----------       ----------

    Operating expenses:
         Compensation, payroll taxes and
             fringe benefits                                   456              415            1,316            1,242
         Premises and occupancy costs                          123              120              368              343
         Federal insurance premiums                             28               94              122              281
         Special SAIF assessment                              ---              ---             1,059            ---
         Net income (loss) on real estate owned                (22)               3              (34)              (1)
         Data processing expense                                66               60              188              187
         Professional fees                                      36               32              136              213
         Other operating expenses                              186              170              590              529
                                                          ---------        ---------       ----------       ----------

             Total operating expenses                          873              894            3,745            2,794
                                                          ---------        ---------       ----------       ----------

    Income before income taxes                               1,151            1,085            2,481            3,224
                                                          ---------        ---------       ----------       ----------


    Provision for income taxes:
         Federal                                               346              342              737            1,014
         State                                                  75               75              171              223
                                                          ---------        ---------       ----------       ----------

             Total income taxes                                421              417              908            1,237
                                                          ---------        ---------       ----------       ----------

             Net income                                        730              668            1,573            1,987
                                                          =========        =========       ==========       ==========

             Net income per share                            $0.46            $0.41            $1.00            $1.28
                                                          =========        =========       ==========       ==========

             Dividends per share                             $0.11            $0.08            $0.33            $0.21
                                                          =========        =========       ==========       ==========


    SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                    For the Nine Months Ended March 31, 1997
                                 (In thousands)

                                                                                     Unrealized
                                                                                          Gains    Stock Held in
                                             Additional                           on Securities         Deferred          Total
                                 Common        Paid-in     Treasury    Retained       Available     Compensation    Stockholders'
                                  Stock        Capital        Stock    Earnings        for sale            Trust         Equity
                              ----------     ----------    ---------   ---------    ------------   --------------   ------------
Balance, June 30, 1996              $15         $4,646                  $16,436             $49              (60)       $21,086

Stock options exercised
     (3,855 shares)                                 34                                                                       34

Dividends on common stock
     at $0.11 per share                                                    (499)                                           (499)

Treasury stock purchased                                       (391)                                                       (391)

Unrealized losses on
     securities available
       for sale                                                                             (60)                            (60)

Unrealized gains on stock
     held in deferred
     compensation trust                                                                                       (7)            (7)

Net income                                                                1,573                                           1,573
                              ----------     ----------    ---------   ---------    ------------   --------------   ------------

Balance, March 31, 1997             $15         $4,680        ($391)    $17,510            ($11)            ($67)       $21,736
                              ==========     ==========    =========   =========    ============   ==============   ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

               For the Nine Months Ended March 31, 1997 and 1996
                                 (In thousands)

                                                                                 1997              1996
--------------------------------------------------------------------------------------------------------
Net income:                                                                    $1,573            $1,987
      Adjustments to reconcile net income to net
         cash provided by operating activities:
          Depreciation                                                            101                85
          Provision for possible loan losses                                       23                25
          Net gain on sale of real estate owned                                   (44)              (10)
          Net gain on sale of investments and mortgage-backed
             securities available for sale                                        (91)              (85)
          Gain on the sale of loans held for sale                                 (10)               (6)
          Amortization of deferred loan fees                                     (127)             (178)
          Origination of loans held for sale                                     (814)             (906)
          Proceeds from sale of loans held for sale                               651               509
          (Increase) decrease in accrued interest receivable                      (69)               10
          Increase in accrued interest payable                                    906               934
          Other - net                                                             274               532
--------------------------------------------------------------------------------------------------------

                   Net cash provided by operating activities                    2,373             2,897
--------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities                                       (11,994)           (6,156)
      Purchase of investment securities available for sale                     (4,690)           (9,234)
      Purchase of mortgage-backed securities                                    ---                (900)
      Purchase of mortgage-backed securities available for sale                 ---              (3,930)
      Purchase of FHLB stock                                                       (1)             ---
      Proceeds from investment maturities                                       6,950             8,500
      Proceeds from sale of investment securities available for sale              794               349
      Proceeds from sale of mortgage-backed securities available for sale       ---                 703
      Principal repayments of investment and
         mortgage-backed securities available for sale                          1,171             1,072
      Principal repayments of investment and
         mortgage-backed securities                                               304             1,161
      (Increase) decrease in loans                                               (362)            1,075
      Proceeds from sale of real estate owned                                     223               113
      Net additions to office properties and equipment                           (132)             (126)
--------------------------------------------------------------------------------------------------------

                   Net cash used by investing activities                       (7,737)           (7,373)
--------------------------------------------------------------------------------------------------------

Financing activities:
      Net increase (decrease) in demand and club accounts                         518            (2,518)
      Net increase in time deposit accounts                                     5,595             1,742
      Proceeds from FHLB advances                                              21,000             4,328
      Repayment of FHLB advances                                              (16,282)           (2,000)
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                 (782)             (722)
      Stock options exercised                                                      34                91
      Acquisition of treasury stock                                              (391)             ---
      Dividends paid                                                             (499)             (326)
--------------------------------------------------------------------------------------------------------

                   Net cash used by financing activities                        9,193               595
--------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                         3,829            (3,881)
Cash and cash equivalents at beginning of period                                9,618            15,072
--------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    $13,447           $11,191
========================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

--------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
          Interest on savings deposits                                         $4,442            $4,370
          Interest on FHLB advances                                               351               278
          Income taxes                                                            788             1,199
      Transfer of loans to real estate owned                                    ---                 404
      Transfer of investment securities to available for sale                   ---               1,402
      Transfer of mortgage-backed securities to available for sale              ---               6,461

      Cash paid during the period for interest includes interest credited on deposits of $3,760 and
      $3,709 for the nine months ended March 31, 1997 and 1996, respectively.
========================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                        March 31, 1997 and June 30, 1996


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

BASIS OF PRESENTATION
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1996. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s ( the "Company") 1996 Annual Report to Stockholders for the year ended June 30, 1996. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share data.

EARNINGS PER SHARE
------------------
The average number of common and common equivalent shares used to calculate earnings per share for the three months ended March 31, 1997 and 1996 was 1,581,943 and 1,551,577, respectively. The average number of common and common equivalent shares used to calculate earnings per share for the nine months ended March 31, 1997 and 1996 was 1,581,049 and 1,548,507, respectively.

SECURITIES
----------
The Company accounts for investments in debt and equity securities in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115 ("FAS 115"). FAS 115 requires that investments be classified as either: (1) Securities Held to Maturity- reported at amortized cost, (2) Trading Securities- reported at fair value, or (3) Securities Available for Sale-reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available for sale are reported as a separate component of equity. Unrealized losses of $11, net of tax, on investments classified as available for sale is recorded as a separate component of equity at March 31, 1997.

LOANS RECEIVABLE
----------------
Loans receivable are stated at unpaid principal balances net of the allowance for possible loan losses, net deferred loan fees and discounts. The Company adopted FAS 114, "Accounting by Creditors for Impairment of a Loan" and FAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of FAS 114, effective July 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Bank considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to FAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $5,000 will be considered an insignificant shortfall. The Bank does not apply FAS 114 using major risk characteristics for groups of loans, but on a loan by loan basis. Non-accrual loans are not necessarily considered to be impaired if management believes that it is probable that all principal and interest will be collected in accordance with the contractual terms of the loan. All loans are charged off when management determines that principal and interest are not collectible.

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

(2) CONTINGENT LIABILITIES
    ----------------------
The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims is not expected to have a material adverse effect on the Company's financial position, liquidity or results of operations.

(3) INVESTMENT SECURITIES
    ---------------------
    Investment securities available for sale are comprised of the following:


                                                       Amortized       Gross Unrealized       Fair
                                                            Cost       Gains     Losses      Value
                                                       -------------------------------------------
   AT MARCH 31, 1997:
        Corporate notes and commercial paper              $1,500      $  ---        $19     $1,481
        Municipal obligations                              4,541          17         72      4,486
        FNMA preferred stock                                 250          10        ---        260
        FHLMC stock                                          154                     18        136
        Shay Financial Services
            ARMs Fund                                      8,699           -         16      8,683
                                                       -------------------------------------------
                                                          15,144          27        125     15,046

        Mortgage-backed securities                        12,779         183        101     12,861
                                                       -------------------------------------------
                Total                                    $27,923        $210       $226    $27,907
                                                       ===========================================

   At March 31, 1997, the contractual maturities of the debt                  Amortized       Fair
        securities available for sale are:                                         Cost      Value
        Due in one year or less                                                     $36        $36
        Due after one year through five years                                       509        499
        Due after five years through ten years                                    1,612      1,596
        Due after ten years                                                      16,663     16,697
                                                                                ------------------
                                                                                $18,820    $18,828
                                                                                ==================


        Mortgage-backed securities are shown at their contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock and Shay Financial Services ARMs Fund have no stated maturity.

   Note: There were gross realized gains of $91 and $85 recorded during the nine months ended March 31, 1997 and 1996, respectively, on the sale of investment securities available for sale. Proceeds from the sale of investment securities available for sale during the nine months ended March 31, 1997 and 1996 were $794 and $1,052, respectively.


   Investment securities are comprised of the following:

                                                       Amortized       Gross Unrealized       Fair
                                                            Cost       Gains     Losses      Value
                                                       -------------------------------------------
   AT MARCH 31, 1997:
       Corporate notes and commercial paper              $15,494          $2       $150    $15,346

        Mortgage-backed securities                         1,242           8          1      1,249
                                                        ------------------------------------------
               Total                                     $16,736         $10       $151    $16,595
                                                        ==========================================

   At March 31, 1997, the contractual maturities of the debt                  Amortized       Fair
   securities are:                                                                 Cost      Value

        Due after one year through five years                                    $3,000     $2,995
        Due after five years through ten years                                    6,498      6,437
        Due after five years through ten years                                    7,238      7,163
                                                                              --------------------
                                                                                $16,736    $16,595
                                                                              ====================

        Mortgage-backed securities are shown at their contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4) Loans Receivable
    -------------------

      Loans receivable are comprised of the following:

                                                                          March 31,          June 30,
                                                                               1997              1996
    --------------------------------------------------------------------------------------------------
            First mortgage loans:
               Conventional:
                  1 to 4 family dwellings                                  $112,998          $113,050
                  Multi-family dwellings                                      2,211             2,811
                  Commercial                                                  6,550             5,788
    -------------------------------------------------------------------------------------------------
                                                                            121,759           121,649
               Guaranteed or insured                                             78               110
    -------------------------------------------------------------------------------------------------

            Total long term with monthly amortization                       121,837           121,759
               Construction and development loans                             2,829             4,281
    -------------------------------------------------------------------------------------------------
                                                                            124,666           126,040
            Less: Allowance for possible losses                              (1,371)           (1,363)
                      Loans in process                                       (1,168)           (2,148)
                      Deferred loan fees                                       (899)           (1,007)
    -------------------------------------------------------------------------------------------------

                                                                            121,228           121,522
    -------------------------------------------------------------------------------------------------

            Consumer loans:
                  Home improvement loans (net of unearned
                      discounts of $55 and $84)                                 368               604
                  Mobile home loans                                             864             1,157
                  Loans secured by savings accounts                             269               316
                  Installment loans                                          21,832            20,469
    --------------------------------------------------------------------------------------------------
                                                                             23,333            22,546
            Less: Allowance for possible losses                                (563)             (536)
    --------------------------------------------------------------------------------------------------

                                                                             22,770            22,010
    --------------------------------------------------------------------------------------------------

                                                                           $143,998          $143,532
    --------------------------------------------------------------------------------------------------


    Changes in the allowance for possible loan losses for the nine months ended March 31, 1997 and 1996 are as follows:

                                                                               1997              1996
    --------------------------------------------------------------------------------------------------
    Balance at beginning of the fiscal year                                  $1,899            $1,893
    Provision for losses                                                         23                25
    Charge-offs                                                                 (28)              (43)
    Recoveries                                                                   40                37
    --------------------------------------------------------------------------------------------------

    Balance at March 31,                                                     $1,934            $1,912
    -------------------------------------------------------------------------------------------------


    At March 31, 1997, the recorded investment in loans that are considered to be impaired under Statement 114 was $405. Included in this amount is $31 of impaired loans for which the related allowance for credit losses is $2, and $374 of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the nine months ended March 31, 1997 was approximately $422. For the nine months ended March 31, 1997, the Company recognized interest income on those impaired loans of $2 which was recognized using the cash basis method of income recognition.

                                                                                   March 31,
                                                                            1997              1996
                                                                   -----------------------------------
    Non-accrual loans                                                     $1,027              $714
    Non-accrual loans as a percent of total loans                           0.71%             0.50%
    ---------------------------------------------

    All loans 90 days or more past due are reported as non-accrual

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET DATA                                                      At March 31,
                                                              1997                  1996
                                                         --------------        -------------
                                                         (In thousands except per share data)
                                                                       (Unaudited)
Total assets                                                       $208,577        $193,008
Money market investments                                              8,965           8,196
Interest-earning deposits with other institutions                     3,917           2,506
Investment securities available for sale                             15,046          10,323
Investment securities                                                15,494           7,947
Mortgage-backed securities available for sale                        12,861          13,427
Mortgage-backed securities                                            1,242           1,646
Loans receivable held for sale                                        1,800           1,607
Loans receivable, net                                               143,998         141,983
Savings deposits                                                    170,796         162,532
FHLB advances                                                        11,045           4,328
Retained earnings                                                    17,510          15,878
Stockholders' equity                                                 21,736          20,609
Stockholders' equity per share                                       $14.51          $13.66


STATISTICAL PROFILE                                           Three months ended                    Nine months ended
                                                                   March 31,                            March 31,
                                                         -----------------------------      -------------------------------

                                                                1997            1996                 1997            1996
                                                         -----------------------------      -------------------------------

Average yield earned on all interest-earning assets              7.65%           7.83%                7.71%           7.92%
Average rate paid on all interest-bearing liabilities            4.49            4.48                 4.44            4.52
Average interest rate spread                                     3.16            3.35                 3.27            3.40
Net yield on average interest-earning assets                     3.73            3.95                 3.83            3.97
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                     115.44          114.73               115.63          114.54
Return on average assets (1) (2)                                 1.41            1.38                 1.03            1.38
Return on average assets (1) (3)                                 1.41            1.38                 1.46            1.38
Return on average equity (1) (2)                                13.36           13.09                 9.75           13.38
Return on average equity (1) (3)                                13.36           13.09                13.80           13.38
Average equity to average assets                                10.57           10.58                10.60           10.34

----------------------------------------------

(1) Amounts are annualized.

(2) Percentages for the nine months ended March 31, 1997, after effect of the one-time special SAIF assessment.

(3) Percentages for the nine months ended March 31, 1997, before effect of the one-time special SAIF assessment.

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended March 31, 1997 was $730,000 compared to $668,000 for the same period in the prior year. The increase of $62,000 or 9.3% was primarily the result of an increase of $27,000 or 1.5% in net interest income, a reduction of $21,000 or 2.4% in operating expenses and an increase of $19,000 or 15.3% in other income. Such benefits were partially offset by a $4,000 or 1.0% increase in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $27,000 or 1.5% during the three months ended March 31, 1997 as compared to the same period of the prior year. The increase was primarily due to a $2.9 million or 11.9% increase in average net earning assets for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. This increase was partially offset by a decrease in the average interest rate spread from 3.38% for the quarter ended March 31, 1996 to 3.16% for the quarter ended March 31, 1997. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on the Bank's interest-earning assets from 7.83% for the quarter ended March 31, 1996 to 7.65% for the quarter ended March 31, 1997. The average rate paid on interest-bearing liabilities increased slightly from 4.48% for the quarter ended March 31, 1996 to 4.49% for the quarter ended March 31, 1997.

Interest income on loans receivable and loans held for sale decreased by $57,000 or 1.9% during the three months ended March 31, 1997 as compared to the same period in the prior year. This was primarily due to a decrease in the average yield on loans receivable from 8.27% for the quarter ended March 31, 1996 to 8.03% for the quarter ended March 31, 1997. This decrease was partially offset by a $2.5 million or 11.4% increase in the average outstanding balance of consumer loans receivable for the quarter ended March 31, 1997 as compared to the same period in the prior year primarily as a result of the continued emphasis on the origination of consumer loan products. The decrease in the average yield on loans receivable was primarily due to increased loan repayment activity on higher yielding loans and an increase in the origination of adjustable rate mortgages which generally have lower starting rates of interest compared to fixed rate loans. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities and mortgage-backed securities available for sale increased by $21,000 or 9.2% during the quarter ended March 31, 1997 as compared to the March 31, 1996 quarter. This increase was primarily due to a $1.8 million or 14.5% increase in the average outstanding balance of mortgage-backed securities during the quarter ended March 31, 1997 as compared to the March 31, 1996 quarter. Such increase was primarily due to the investment of excess funds into mortgage-backed securities. This increase was partially offset by a decrease in the average yield on mortgage-backed securities from 7.30% for the quarter ended March 31, 1996 to 6.99% for the quarter ended March 31, 1997. At March 31, 1997, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $82,000. The available for sale portfolio consists of fixed and adjustable rate securities with an average yield of 7.27% at March 31, 1997. Rising interest rates would reduce the unrealized gains in this portfolio if the fixed rate securities were not sold. The held to maturity portfolio consists of three adjustable and one fixed rate collateralized mortgage obligations (CMO's) with an average yield of 6.71% at March 31, 1997. At March 31, 1997, the Bank's portfolio of mortgage-backed securities had net unrealized gains of $7,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments and investments available for sale increased during the three months ended March 31, 1997 by $179,000 or 40.4% from the comparable period in 1996, due primarily to a $10.0 million or 34.9% increase in the average outstanding balance of such securities for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996. In addition, the average yield on investment securities increased from 6.22% for the quarter ended March 31, 1996 to 6.75% for the quarter ended March 31, 1997. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB"). At March 31, 1997, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized losses of $98,000 and $148,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

At March 31, 1997, the Bank's investment securities included $1,000,000 of step-up notes which meet some of the definitions of structured notes. The notes are issued by the Federal Home Loan Bank and mature in less than ten years. The interest rate on step-up notes is scheduled to increase by pre-determined amounts on pre-determined dates, and the notes are callable at par on each date the interest rate is scheduled to increase. If the step-up interest rate exceeds the then current market rate for notes with similar terms to the next adjustment date or maturity date, then the note would generally be called and the Bank would have to re-invest the proceeds in the lower interest rate environment. If the step-up interest rate is less than the then current market rate, the note would generally not be called and the Bank would continue to hold the note with a below market interest rate. During the past twelve months, the Company had approximately $1.5 million of step-up notes that were called.

Interest income on interest-earning deposits decreased during the three months ended March 31, 1997 by $2,000 or 4.4% from the comparable period in 1996. This decrease was primarily due to a decrease of $64,000 or 1.9% in the average outstanding balance of interest-earning deposits for the quarter ended March 31, 1997 as compared to the March 31, 1996 quarter. Also contributing to the decrease in interest income on interest-earning deposits was a decrease in the average yield on interest-earning deposits from 5.36% for the quarter ended March 31, 1996 to 5.27% for the quarter ended March 31, 1997.

Interest expense on deposits increased by $54,000 or 3.1% for the quarter ended March 31, 1997, compared to the same period in 1996 primarily due to a $6.8 million or 4.3% increase in the average outstanding balance of deposits during the quarter ended March 31, 1997 as compared to the same period of the prior year. The average interest rate paid on savings deposits decreased slightly from 4.43% for the quarter ended March 31, 1996 to 4.42% for the quarter ended March 31, 1997.

Interest expense on borrowings increased $60,000 or 73.2% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 primarily due to a $4.3 million or 75.5% increase in the average outstanding balance of FHLB advances. This increase was partially offset by a decrease in the average rate paid on borrowings from 5.76% for the quarter ended March 31, 1996 to 5.73% for the quarter ended March 31, 1997. The increased advances were used to purchase investment securities with similar maturities.

PROVISION FOR POSSIBLE LOAN LOSSES. The Bank provided $8,000 and $7,000 to its allowance for possible loan losses for the quarters ended March 31, 1997 and 1996, respectively. Such provisions were the result of an analysis of the adequacy of the allowance for possible loan losses in connection with a review of the Bank's loan portfolio.

At each of March 31, 1997 and 1996, the Bank's allowance for possible loan losses amounted to $1.9 million, or 1.3% of the total loan portfolio. As a percentage of non-performing loans (loans delinquent 90 days and over), the allowance for possible loan losses was 188.3% and 267.8% at March 31, 1997 and 1996, respectively.

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

OTHER INCOME. Total other income increased by $19,000 or 15.3% to $143,000 for the quarter ended March 31, 1997 as compared to the same period in 1996. This was primarily due to a $20,000 increase in fees and service charges during the three months ended March 31, 1997 as compared to the same period in the prior year.

OPERATING EXPENSES. Total operating expenses decreased by $21,000 or 2.4% during the quarter ended March 31, 1997 as compared to the comparable 1996 quarter. This decrease was primarily due to a $66,000 decrease in federal insurance premiums, and a $25,000 net decrease in real estate owned expenses partially offset by a $41,000 increase in compensation and benefits, a $16,000 increase in other operating expenses and a $6,000 increase in data processing expense. The decrease in federal insurance premiums was due to the premiums being lowered for SAIF insured institutions for the quarterly insurance period beginning January 1, 1997. The Bank currently pays 6.48 basis points for each $100.00 of insured deposits.

INCOME TAX EXPENSE. Income tax expense increased by $4,000 or 1.0% for the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

          COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996

GENERAL. The Company's net income for the nine months ended March 31, 1997 was $1.6 million compared to $2.0 million for the same period in the prior year. The $1.6 million of net income during the nine months ended March 31, 1997 reflects the effect of the imposition of a $1.1 million pre-tax charge for the Federal Deposit Insurance Corporation's ("FDIC") one-time special assessment to recapitalize the Savings Association Insurance Fund. See "SAIF Special Assessment". For the nine months ended March 31, 1997, net interest income increased by $140,000 or 2.5%, income tax expense decreased $329,000 or 26.6% and other income increased by $66,000 or 13.8% compared to the same period in the prior year. Such benefits were offset by a $951,000 or 34.0% increase in operating expenses. The increase in operating expenses and decrease in income tax expense were due to the special SAIF assessment. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income increased by $140,000 or 2.5% during the nine months ended March 31, 1997 as compared to the same period of the prior year. The increase was primarily due to a $3.1 million or 13.0% increase in average net earning assets for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. This increase was partially offset by a decrease in the average interest rate spread from 3.40% for the nine months ended March 31, 1996 to 3.27% for the nine months ended March 31, 1997. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on the Bank's interest-earning assets from 7.92% for the nine months ended March 31, 1996 to 7.71% for the nine months ended March 31, 1997. This decrease was partially offset by a decrease in the rate paid on interest-bearing liabilities from 4.52% for the nine months ended March 31, 1996 to 4.44% for the nine months ended March 31, 1997.

Interest income on loans receivable and loans held for sale decreased by $125,000 or 1.4% during the nine months ended March 31, 1997 as compared to the same period in the prior year. This was primarily due to a decrease in the average yield on loans receivable from 8.31% for the nine months ended March 31, 1996 to 8.06% for the nine months ended March 31, 1997. This decrease was partially offset by a $2.8 million or 12.9% increase in the average outstanding balance of consumer loans receivable for the nine months ended March 31, 1997 as compared to the same period in the prior year primarily as a result of the continued emphasis on the origination of consumer loan products. The decrease in the average yield on loans receivable was primarily due to increased loan repayment activity on higher yielding loans and an increase in the origination of adjustable rate mortgages which generally have lower starting rates of interest compared to fixed rate loans. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities and mortgage-backed securities available for sale increased by $101,000 or 14.9% during the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. This increase was primarily due to a $2.6 million or 21.3% increase in the average outstanding balance of mortgage-backed securities during the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. Such increase was primarily due to the investment of excess funds into mortgage-backed securities. This increase was partially offset by a decrease in the average yield on mortgage-backed securities from 7.41% for the nine months ended March 31, 1996 to 7.02% for the nine months ended March 31, 1997. See "Comparison of the Three Months Ended March 31, 1997 and 1996 - Net Interest Income."

Interest income on investments and investments available for sale increased during the nine months ended March 31, 1997 by $376,000 or 29.6% from the comparable prior period in 1996, due to a $7.1 million or 26.6% increase in the average outstanding balance of such securities for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. In addition, the average yield on investment securities increased from 6.36% for the nine months ended March 31, 1996 to 6.60% for the nine months ended March 31, 1997. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the FHLB. See "Comparison of the Three Months Ended March 31, 1997 and 1996 - Net Interest Income."

Interest income on interest-earning deposits decreased during the nine months ended March 31, 1997 by $33,000 or 22.6% from the comparable period in 1996. This decrease was primarily due to a decrease of $593,000 or 17.0% in the average outstanding balance of interest-earning deposits for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. Also contributing to the decrease in interest income on interest-earning deposits was a decrease in the average yield on interest-earning deposits from 5.58% for the nine months ended March 31, 1996 to 5.21% for the nine months ended March 31, 1997.

Interest expense on deposits increased by $44,000 or .8% for the nine months ended March 31, 1997 compared to the same period in 1996 primarily due to a $4.9 million or 3.1% increase in the average outstanding balance of deposits during the nine months ended March 31, 1997 as compared to the same period of the prior year. This increase was partially offset by a decrease in the average interest rate paid on deposits from 4.47% for the nine months ended March 31, 1996 to 4.38% for the nine months ended March 31, 1997. The decrease in the average rate paid was primarily due to lower interest rates paid on the Bank's certificate of deposit accounts.

Interest expense on borrowings increased $135,000 or 56.5% for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996 primarily due to a $3.5 million or 64.7% increase in the average outstanding balance of FHLB advances. This increase was partially offset by a decrease in the average rate paid on borrowings from 5.96% for the nine months ended March 31, 1996 to 5.67% for the nine months ended March 31, 1997. The increased advances were used to purchase investment securities with similar maturities.

PROVISION FOR POSSIBLE LOAN LOSSES. The Bank provided $23,000 and $25,000 to its allowance for possible loan losses for the nine months ended March 31, 1997 and 1996, respectively. Such provisions were the result of an analysis of the adequacy of the allowance for possible loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended December 1997 and 1996 Provision For Possible Loan Losses."

OTHER INCOME. Total other income increased by $66,000 or 13.8% to $545,000 for the nine months ended March 31, 1997 as compared to the same period in 1996. This was due to increases of $52,000 in fees and service charges, $10,000 in gains on sale of loans, investments and mortgage-backed securities available for sale and $4,000 in other income during the nine months ended March 31, 1997 as compared to the same period in the prior year. The increase in fees and service charges was primarily due to increases in the fees the Bank earns on NOW accounts.

OTHER EXPENSES. Total operating expenses increased by $951,000 or 34.0% during the nine months ended March 31, 1997 as compared to the comparable 1996 period. This increase was due to the $1.1 million pre-tax charge for the FDIC's one-time special assessment to recapitalize the SAIF. Excluding this one-time charge, total operating expenses decreased by $108,000 for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996. This decrease was primarily due to decreases of $159,000 in federal insurance premiums, $77,000 in professional fees, and $33,000 in net real estate owned expenses, partially offset by increases of $74,000 in compensation and benefit expenses, $61,000 in other operating expenses,and $25,000 in premises and occupancy expenses. The decrease in federal insurance premiums was due to the premiums being lowered for SAIF insured institutions for the quarterly insurance period beginning January 1, 1997. In addition, the premiums for certain SAIF insured institutions was eliminated for the quarterly insurance period ended December 31, 1996. The decrease in professional fees was primarily due to a decrease in legal fees associated with litigation in the normal course of business.

INCOME TAX EXPENSE. Income tax expense decreased by $329,000 or 26.6% for the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996 primarily as a result of lower pre-tax income due to the $1.1 million one-time FDIC assessment.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $11.6 million or 5.9% from June 30, 1996 to March 31, 1997. The largest increases were a $5.5 million increase in investment securities, a $3.4 million increase in investment securities available for sale, a $2.6 million increase in money market investment securities and a $1.1 million increase in interest-earning deposits with other institutions. These increases were partially offset by a $1.2 million decrease in mortgage-backed securities available for sale. The largest components of change in liabilities were a $6.1 million increase in savings deposits and a $4.7 million increase in FHLB advances partially offset by a $782,000 decrease in advance deposits by borrowers for taxes and insurance. The increase in investment securities and money market investments was primarily due to the investment of the funds generated from the increases in savings deposits and Federal Home Loan Bank Advances.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I
(Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 1997, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 10.40% and 21.41%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 1997.

                                                 Tier I        Tier I      Tier II
                                                   Core    Risk-Based   Risk-Based
                                                Capital       Capital      Capital
                                                -------    ----------   ----------
                                                   (Dollar amounts in thousands)

Equity Capital (1)                              $21,512       $21,512      $21,512
Less unrealized securities gains                      -             -            -
Plus general valuation allowances (2)                 -             -        1,342
                                                -------       -------      -------
   Total regulatory capital                      21,512        21,512       22,854
Minimum required capital                          8,270         4,294        8,588
                                                -------       -------      -------
   Excess regulatory capital                    $13,242       $17,218      $14,266
                                                =======       =======      =======
Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                            $10,338       $ 6,405      $10,676
                                                =======       =======      =======
Regulatory capital as a percentage (3)            10.40%        20.15%       21.41%
Minimum required capital percentage                4.00          4.00         8.00
                                                   ----         -----        -----
   Excess regulatory capital percentage            6.40%        16.15%       13.41%
                                                   ====         =====        =====
Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions                    5.00%         6.00%       10.00%
                                                   ====          ====        =====

---------------------------------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the nine months ended March 31, 1997.

(2) Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $206,753.
    Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $106,755.


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

In late 1996, the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semiannual premium assessment on January 1, 1997, reduced deposit insurance premiums for BIF member institutions to zero (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their then existing levels (23 basis points for institutions in the lowest risk category). Accordingly, until the SAIF had attained a reserve ratio of 1.25% of insured deposits, SAIF members such as the Bank would have been competitively disadvantaged as compared to commercial banks due to this premium differential.

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

The legislation also mandated that SAIF-insured institutions' (such as the Bank) deposit insurance premiums decline from 23 basis points to approximately
6.48 basis points, effective January 1, 1997. The mandated decline in the premium rate is expected to reduce the Bank's pre-tax annual SAIF premiums by approximately $280,000 (based on current deposit levels). The reduced future annual premiums will more than offset the negative impact on the Bank's earnings for the nine months ended March 31, 1997.

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                    PART II

Item 1. Legal Proceedings
        -----------------
        The Company is not engaged in any legal proceedings at the present time other than those generally associated with the normal course of business. In the opinion of management and legal counsel, the resolution of these claims are not expected to have a material adverse effect on the Company's financial position, liquidity or results of operations.


Item 2. Changes in Securities
        ---------------------
        None

Item 3. Defaults Upon Senior Securities
        -------------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None

Item 5. Other Information
        -----------------
        On February 25, 1997, the Company announced its intent to repurchase up to 75,780 shares or approximately 5.00% of the Company's common stock over the next twelve months.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        None

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


Date: May 15, 1997