Form 10-K405
period 1997-06-30
LAUREL CAPITAL GROUP INC
filed 1997-09-29
CIK 892158

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/ X /  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

/   /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-23101
                                               -------

                           LAUREL CAPITAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                                         25-1717451
  ----------------------------                          ------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification Number)

   2724 HARTS RUN ROAD
ALLISON PARK, PENNSYLVANIA                                            15101
--------------------------                                        --------------
        (Address)                                                   (Zip Code)

       Registrant's telephone number, including area code: (412) 487-7400

          Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

           Securities registered pursuant to Section 12(g) of the Act

                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
                    ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

As of September 25, 1997, the aggregate value of the 1,349,063 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 96,894 shares held by all directors and officers of the Registrant as a group, was approximately $33.8 million. This figure is based on the mean of the bid and asked prices of $25.06 per share of the Registrant's Common Stock on September 25, 1997.

Number of shares of Common Stock outstanding as of September 25, 1997:
1,445,957

                      DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 1997 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1997 Annual Meeting of Stockholders to be filed within 120 days of June 30, 1997 are incorporated into
Part III, Items 10 through 13 of this Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL

         Laurel Capital Group, Inc. (the "Company") is a bank holding company whose primary asset is the common stock of its wholly owned subsidiary Laurel Savings Bank ("Laurel Savings" or the "Bank"). The Bank's business is conducted through its corporate headquarters located in Allison Park, Pennsylvania as well as four branch offices located in Allegheny County and one branch office located in Butler County, Pennsylvania. At June 30, 1997, the Company had total assets of $212.0 million and stockholders' equity of $21.3 million or 10.0% of total assets. In addition, at such date, the Bank's core capital of $20.8 million and tier I and tier II risk-based capital of $20.8 million and $22.2 million, respectively, exceeded the required amounts by $12.4 million, $16.5 million and $13.5 million, respectively. The Bank's corporate headquarters is located at 2724 Harts Run Road, Allison Park, Pennsylvania, and its telephone number is (412) 487-7400.

         Laurel Savings is primarily engaged in attracting deposits from the general public and using these funds to originate permanent first mortgage loans on single-family residential properties, and, to a lesser extent, multi-family residential loans, construction loans, commercial real estate loans and consumer loans. Laurel Savings' revenue is primarily derived from interest income on its loan portfolio. The Bank's principal expenses are interest expense on deposits and other operating expenses. The principal sources of funds for Laurel Savings' lending activities are its deposits and amortization and prepayments of outstanding loans.

         Deposits with Laurel Savings are insured to the maximum extent provided by law through the Savings Association Insurance Fund ("SAIF") administered by the Federal Deposit Insurance Corporation ("FDIC"). Laurel Savings is subject to examination and comprehensive regulation by the Pennsylvania Department of Banking ("Department") and the FDIC. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh ("FHLB of Pittsburgh" or "FHLB"), which is one of the 12 regional banks comprising the Federal Home Loan Bank System ("FHLB System"). The Bank is also subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

MARKET AREA

         The Bank's principal market area consists of Allegheny and Butler counties, Pennsylvania, which includes the City of Pittsburgh, the region's major metropolitan center and the hub of the Pittsburgh Metropolitan Statistical Area ("MSA"), one of the nation's largest. The Bank's business is conducted through its corporate office located in Allison Park, a suburb of Pittsburgh, and five branch offices. Substantially all of the Bank's deposits are received from residents of its principal market area and most of its loans are secured by properties in Allegheny and Butler counties. Although the Bank has no branches in downtown Pittsburgh, the Bank participates in the MAC(TM) and Cirrus(TM) automatic teller machine ("ATM") networks which provide customers with access to their deposits at thousands of locations throughout metropolitan Pittsburgh and Pennsylvania as well as other states.

         The population of the Bank's principal market is approximately 1.5 million. The area's economy has been undergoing a rapid transition from heavy industry to one of service, health care, advanced technology, light manufacturing and education industries. As a result of this transition, the unemployment in Allegheny County, the Bank's largest market area, is 4.7% compared to 5.3% for the state of Pennsylvania and 4.8% for the United States. The region also is one of the nation's largest corporate and financial centers which contributes to a fairly stable real estate market. Housing costs are below the national average resulting in over 67% of the area's residents owning their own home. The area's median housing cost is approximately $82,000 while the average sales price is approximately $105,000. While the area will likely experience job losses to corporate mergers and downsizing in the future, the Company believes the diversity of the area's industry will continue to provide a stable economy.

LENDING ACTIVITIES

         GENERAL. Laurel Savings has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans' Affairs ("VA"). At June 30, 1997, Laurel Savings' total loan portfolio amounted to $149.1 million ("total loan portfolio"), representing approximately 70.3% of the Bank's total assets at that date. Permanent loans secured by single-family (one-to-four units) residential properties amounted to $114.0 million or 76.5% of the total loan portfolio at June 30, 1997. At June 30, 1997, multi-family (over four units) residential loans amounted to $2.7 million or 1.8% of the total loan portfolio while construction loans (all of which were for the construction of single-family residential properties) totalled $3.1 million or 2.1% of the total loan portfolio and commercial real estate loans totalled $5.7 million or 3.8% of the total loan portfolio. The Bank's consumer loans, the second largest component of the Bank's total loan portfolio, amounted to $23.6 million or 15.8% of such portfolio at June 30, 1997.

         The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                                    As of June 30,
                                  ----------------------------------------------------------------------------
                                         1997                          1996                         1995
                                  -------------------          -----------------           -------------------
                                  Amount            %          Amount          %           Amount            %
                                  -------------------          -----------------           -------------------

                                                              (Dollars in Thousands)
Real estate loans:

  Single-family                      $114,062      76.5%      $113,160         76.1%      $113,243          76.1%

  Multi-family                          2,740       1.8          2,811          1.9          3,281           2.2

  Construction(1)                       3,079       2.1          4,281          2.9          4,754           3.2

  Commercial                            5,676       3.8          5,788          3.9          7,002           4.7
                                     --------     -----       --------        -----       --------        ------

    Total real estate loans           125,557      84.2        126,040         84.8        128,280          86.2

Consumer loans(2)                      23,584      15.8         22,630         15.2         20,444          13.8
                                     --------     -----       --------        -----       --------        ------

    Total loans                      $149,141     100.0%      $148,670        100.0%      $148,724         100.0%
                                     --------     =====       --------        =====       --------         =====

Less:

  Loans in process                     (1,634)                  (2,148)                     (2,377)

  Allowance for possible loan
  losses                               (1,943)                  (1,899)                     (1,893)

  Unamortized discounts and
    Fees                                 (894)                  (1,091)                     (1,363)
                                      -------                  -------                     -------

  Net loans receivable               $144,670                 $143,532                    $143,091
                                      =======                  =======                     =======

-------------

(1) The $3.1 million construction loan portfolio outstanding at June 30, 1997 consisted of adjustable-rate construction loans totalling $3.0 million and fixed-rate construction loans totalling $100,000.

(2) Consumer loans consist primarily of installment loans, auto loans, home equity loans, home improvement loans, commercial loans, mobile home loans, and loans on savings accounts. For additional information regarding these loans, see Note 4 to the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders ("Annual Report") set forth as Exhibit 13 hereto.

         CONTRACTUAL MATURITIES OF LOANS. The following table sets forth the contractual principal repayments of the total loan portfolio of the Bank as of June 30, 1997 by categories of loans. Loans with adjustable interest rates are shown in the year that they are contractually due. The amounts shown for each period do not take into account either loan prepayments or scheduled amortization of the Bank's loan portfolio.

                                                   Contractual Maturities in Year Ended June 30,
                         ---------------------------------------------------------------------------------------------
                           Total
                         Outstanding
                         At June 30,                     1999-         2001-        2003-       2008-       2019 and
                            1997            1998         2000          2002         2007        2018       Thereafter
                         -----------      --------     ---------      --------     -------     -------    ------------

                                                                 (In Thousands)
Fixed-rate mortgage
  Loans                    $ 80,846       $ 4,130       $ 7,529       $ 8,082      $21,861     $22,103      $17,141
Adjustable-rate
  mortgage loans             41,632         2,133         2,021         2,295        6,715      14,656       13,812
Construction                  3,079         3,079            --            --           --          --           --
Consumer and other
  Loans                      23,584         8,423         6,395         3,317        3,811       1,638           --
                           --------       -------       -------       -------      -------     -------      -------
          Total            $149,141       $17,765       $15,945(1)    $13,694(1)   $32,387(1)  $38,397(1)   $30,953(1)
                           ========       =======       =======       =======      =======     =======      =======

-------------

(1) Of the $131.4 million of principal repayments contractually due after June 30, 1998, $91.9 million have fixed-rates of interest and $39.5 million have adjustable or floating rates of interest.

         Contractual maturities of loans do not reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Scheduled principal amortization also reduces the average maturity of the loan portfolio. The average life of mortgage loans tends to increase, however, when current mortgage rates substantially exceed rates on existing mortgages and conversely, decrease when rates on existing mortgages substantially exceed current mortgage loan rates.

         ORIGINATION, PURCHASE AND SALE OF LOANS. All of the Bank's mortgage lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by its Board of Trustees. Decisions on loan applications are made on the basis of detailed applications and property valuations by independent appraisers approved by the Board of Trustees. The loan applications are designed to determine the borrower's ability to repay, and the more significant items on the applications are verified through the use of credit reports, financial statements and confirmations.

         Mortgage loans have been originated by the Bank primarily through referrals from real estate brokers, builders and walk-in customers, as well as through refinancing for existing customers. The Bank's consumer loans have been originated primarily through walk-in customers and dealer-referred customers, and its construction loans have been originated primarily through local contractors and some walk-in customers.

         It is the Bank's policy to obtain title insurance policies insuring that the Bank has a valid lien on mortgaged real estate. Borrowers must obtain fire and casualty insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, flood insurance policies. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they are due.

         Under policies adopted by the Bank's Board of Trustees, the Bank limits the loan-to-value ratio to 95% on residential mortgage loans and requires that private mortgage insurance be obtained that reduces the Bank's loan-to-value ratio to 80%. The loan-to-value ratio on second mortgages may not exceed 80% including the amount of the first mortgage on the property. Construction and commercial real estate loans generally are made for 80% and 75% or less, respectively, of the appraised value of the property. With respect to construction loans, such value reflects the projected value of the property upon completion.

         Historically, the Bank has not been an active purchaser or seller of loans. The sales activity conducted by the Bank during fiscal 1997, 1996 and 1995 primarily focused on the sale of student loans.

         The following table shows total loan origination, purchase and repayment activities of the Bank during the periods indicated.

                                                              Year Ended June 30,
                                        ----------------------------------------------------------------
                                             1997                    1996                       1995
                                        --------------          --------------             -------------

                                                                (In Thousands)
Real estate originations:
  Residential:
    Single-family                            $ 9,798                 $14,002                   $20,218
    Multi-family                                 550                      --                        --
  Commercial                                     835                      --                        --
  Construction(1)                              3,829                   3,455                     3,488
                                             -------                 -------                   -------
    Total real estate loan
      Originations                            15,012                  17,457                    23,706
Consumer and other loan
  Originations                                15,390                  13,154                    12,553
                                             -------                 -------                   -------
      Total loan originations                 30,402                  30,611                    36,259
Loan participation interests
 Purchased                                        29                      --                       450
                                             -------                 -------                   -------
 Total loan originations
  and loan participation
  interests purchased                         30,431                  30,611                    36,709
                                             -------                 -------                   -------

Students loans sold                              719                     550                       362
Loan participation interests
  Sold                                            --                      68                       225
Principal loan repayments                     28,530                  29,319                    22,934
Other, net(2)                                     44                     233                       280
                                             -------                 -------                   -------
  Total principal loan
    repayments and other                      29,293                  30,170                    23,831
                                             -------                 -------                   -------
Net increase in loans
  receivable, net                            $ 1,138                 $   441                   $12,878
                                             =======                 =======                   =======

-------------

(1) Construction loans are classified as either a residential or commercial real estate loan at the time of origination depending on the nature of the property securing the loan. Construction loan originations totalled $3.8 million during fiscal 1997, of which $800,000 were fixed-rate, single-family residential loans and $3.0 million were adjustable-rate, single-family residential loans.

(2) Includes transfers to real estate owned and all activity in the allowance for possible loan losses.


LENDING PROGRAMS AND POLICY

         RESIDENTIAL LENDING. Historically, Laurel Savings concentrated its lending activity on the origination of long-term, fixed-rate residential mortgage loans secured by one-to-four family residential properties. As a result, at June 30, 1997, $69.4 million or 46.5% of the Bank's total loan portfolio consisted of long-term loans with fixed-rates of interest which were secured by first mortgages on one-to-four family residential properties. During fiscal 1997, 1996 and 1995, the Bank originated $4.3 million, $9.7 million and $8.0 million, respectively, of fixed-rate mortgage loans. However, due to the interest rate environment during fiscal 1997, the Bank found the largest portion of its single-family loan demand to be for adjustable-rate loans.

         The Bank's fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Such loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies. The Bank's fixed-rate loans customarily include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid.

         In addition, Laurel Savings originates ARMs with up to a 30-year amortization schedule. On all ARMs currently offered by the Bank, payments are adjusted with each interest rate adjustment so that the term of the ARM is not affected. The Bank currently offers one, three, and five year adjustable rate loans. Interest rate adjustments occur every one, three or five years and are based on the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity that matches the loan type. All three loan types limit interest rate increases to 6% over the life of the loan and limit decreases to 2% below the initial rate. The one year ARM has a 2% maximum increase per adjustment while the three and five year loans have a maximum increase of 3% per adjustment. All of these loans may be converted to fixed rate loans. The Bank does not offer ARMs with below market introductory or "teaser" rates. Although Laurel Savings intends to continue to emphasize the origination of ARMs in order to reduce the impact on its operations of rapid increases in market rates of interest, such loans generally do not adjust as rapidly as changes in the Bank's cost of funds. At June 30, 1997, $44.7 million or 29.9% of the Bank's total loan portfolio consisted of ARMs on one-to-four family residential real estate.

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. Laurel Savings originated $835,000 of commercial real estate loans and $550,000 of multi-family residential real estate loans in fiscal 1997. At June 30, 1997, the Bank's multi-family residential real estate loans and commercial real estate loans amounted to $2.7 million and $5.7 million, respectively, or 1.8% and 3.8% of the total loan portfolio, respectively. Such loans generally earn rates of interest which exceed the rates on residential real estate loans and are usually for shorter terms. Such loans have been generally offered with interest rates that adjust annually at 1% to 2% over the Bank Prime Lending Rate as published in the Wall Street Journal. These loans have up to 30-year amortization schedules. The Bank's multi-family real estate loans are secured primarily by apartment buildings and its commercial real estate loans are secured primarily by other income-producing properties located in the Pittsburgh MSA, including office buildings and warehouses. Of the $8.4 million of commercial and multi-family loans at June 30, 1997, $2.9 million have fixed rates of interest and $5.5 million have adjustable rates of interest.

         Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally. Due to certain difficulties the Bank has experienced with its commercial real estate lending in the past, it has limited its involvement in this type of lending in recent years. As of June 30, 1997, the Bank's five largest outstanding commercial real estate loans consisted of two loans to two separate borrowers secured by three commercial office buildings having balances of $751,000 and $425,000, respectively; one loan on a combination commercial/multi-family building having a balance of $591,000, one loan on a church for $440,000 and one loan on a restaurant for $323,000. At June 30, 1997, all of such loans were current in accordance with their original terms.

         The Bank evaluates all aspects of commercial and multi-family real estate loan transactions in order to mitigate the risk to the Bank to the greatest extent possible. The Bank seeks to ensure that the property securing the loan will generate sufficient cash flow to adequately cover operating expenses and debt service payments. To this end, permanent commercial and multi-family real estate loans are generally made at a loan-to-value ratio of 75% or less and with a minimum debt service coverage generally of one to one and one-half times net rental income. In underwriting commercial and multi-family real estate loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, position in the local and regional market, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower. A narrative appraisal report prepared by an outside appraiser qualified by an independent member of the American Institute of Appraisers ("MAI") or a similar organization is commissioned by the Bank to substantiate property values for commercial and multi-family real estate loan transactions, which appraisal, in final form, the Bank obtains prior to closing the loan. The Bank also obtains in virtually all cases full personal loan guarantees from the borrower, or in the case of a corporate borrower, the loan guarantees from the persons controlling the borrower.

         CONSTRUCTION LENDING. The Bank's construction loans accounted for 25.6% of the real estate loans originated in fiscal 1997, 19.8% in fiscal 1996 and 14.7% in fiscal 1995. Such loans are generally used to fund the construction of residential properties for owner-occupancy although the Bank has originated commercial construction and land acquisition and development loans to a limited degree. Most of the Bank's residential construction loans are originated in connection with providing permanent financing on the construction project. The interest rate on the permanent loan is set at the time of the origination of the construction loan. Construction loans are classified as either residential or commercial real estate loans at the time of origination, depending on the nature of the property securing the loan. At June 30, 1997, construction loans amounted to $3.1 million, all of which are for the construction of residential properties.

         A significant portion of the Bank's loans are made to builders on both presold and unsold properties. Speculative construction loans on unsold properties carry more risk than presold or individual construction loans originated by the Bank because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank attempts to mitigate these risks by, among other things, working with builders with whom it has established relationships and by generally limiting the number of unsold homes under construction.

         The Bank has been active in residential construction lending for many years and intends to continue its involvement in such lending in the future. Although the Bank has not experienced any significant difficulties, construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on construction loans is dependent largely upon the accuracy of the initial appraisal of the property's projected value at completion of construction as well as the estimated costs of construction, including interest. During the construction phase, a number of factors could result in delays and cost overruns. If either estimate proves to be inaccurate and the borrower is unable to provide additional funds, the lender may be required to advance funds beyond the amount originally committed to permit completion of the project and/or be confronted at the maturity of the construction loan with a project whose value is insufficient to assure full repayment. In addition, if the borrower is unable to obtain permanent financing prior to the expiration of the term of the construction loan and has not sold his or her existing residence due to market conditions, the Bank could experience a risk of loss in the event of the borrower's existing residence is not sold for an extended period of time. In such instance, the Bank generally requires the borrower to sell the construction property, rent the property or execute a deed-in-lieu of foreclosure.

         CONSUMER LENDING. While the Bank has continued to emphasize the origination of consumer loans, installment loans and home equity loans, such loans have decreased as a percentage of the total loan portfolio from 19.4% of the total loan portfolio at June 30, 1992 to 15.8% of the total loan portfolio at June 30, 1997, primarily as a result of the Bank's reduced involvement in third party dealer originated home improvement loans during the past five fiscal years. The Bank originated $15.4 million, $13.2 million and $12.6 million of consumer loans in fiscal 1997, 1996 and 1995 out of total loan originations and purchases of $30.4 million, $30.6 million and $36.7 million, respectively. Although consumer loans may involve a greater risk of loss than residential real estate loans due to the nature of the collateral involved (or the absence of collateral), the Bank carefully reviews the creditworthiness of the borrower and, where applicable, the value of the collateral for such loans. However, since the amount outstanding on each individual loan is smaller, the risk of financial loss per loan is lower when compared to mortgage and commercial lending. In order to provide for potential losses in the portfolio, the Bank has established an allowance for losses on consumer and other non-first mortgage loans which totalled $585,000 at June 30, 1997.

         Installment loans, consisting primarily of home equity loans, and commercial loans accounted for $22.2 million or 94.1% of all consumer loans at June 30, 1997. Installment loans can be for any purpose and generally have terms of less than five years with fixed rates of interest. Home equity loans typically have fixed interest rates and terms up to 20 years, although a majority of such loans have terms of ten years or less. The Bank does not require that it hold the first mortgage on the secured property. The Bank also offers a home equity line of credit with an adjustable rate of interest.

         Loans on savings accounts are also offered with the interest rate set at the higher of the underlying collateral rate plus 3% or the current Federal Reserve Board discount rate plus 5%, the interest rate being adjusted if the rate on the account or the Federal Reserve Board discount rate changes. Such loans are generally made for up to 90% of the amount in the savings account and accounted for $288,000 or 1.2% of the consumer loan portfolio at June 30, 1997.

         The Bank has also purchased packages of insured mobile home loans. Such loans bear favorable rates of interest and are fully insured. If any of such loans is delinquent more than 90 days, the loan is paid off by the insurer. At June 30, 1997, such loans accounted for $747,000 or 3.2% of the consumer loan portfolio.

         REGULATORY REQUIREMENTS. Under the provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank may make to any one borrower is limited to the loans to one borrower limitations applicable to national banks (i.e., 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus when the loan is fully secured by readily marketable securities). At June 30, 1997, the Bank's loans to one borrower limit was approximately $3.2 million and the largest aggregate amount of loans by the Bank to any one borrower, including related entities, was $826,000, $798,000 of which was secured by office buildings and $28,000 was extended for the construction of single-family homes. These loans were current as of June 30, 1997.

         Federal and Department regulations as well as the Pennsylvania Banking Act of 1965, as amended (the "Act") also limit the amount of a real estate loan made by a Pennsylvania-chartered state savings bank to a specified percentage of the value of the property securing the loan (referred to as the "loan-to-value ratio"). Such regulations provide that at the time of origination, a real estate loan may not exceed 100% of the appraised value of the secured property. Maximum loan-to-value ratios for each type of real estate loan made by an institution are to be established by the institution's board of trustees. If the amount of a home loan originated or refinanced is in excess of 80% of the appraised value, the institution is required to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the secured property.

LOAN SERVICING AND LOAN FEES

         Interest rates charged by Laurel Savings on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan rates reflect factors such as general interest rate levels, the supply of money available to the savings industry and the demand for such loans. These factors are, in turn, affected by general economic conditions, the monetary policies of the federal government, including the Federal Reserve Board, the general supply of money in the economy, tax policies and governmental budget matters.

         In addition to interest earned on loans and income from servicing of loans, the Bank receives fees in connection with loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Funds from these activities varies from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. The fees received by the Bank in connection with the origination of mortgage loans on existing properties generally amount from zero to three points, with a point being equivalent to 1% of the principal amount of the loan.

         In accordance with Statement of Financial Accounting Standards No. 91, loan origination fees and certain related direct loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans as an adjustment to the yield of such related loans. In addition, commitment fees are offset against related direct costs and the resulting net amount is generally recognized over the life of the related loans as an adjustment of yield, if the commitment is exercised, or if the commitment expires unexercised, recognized upon expiration of the commitment.

NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

         When a borrower fails to make a required payment on a loan, Laurel Savings attempts to cause the deficiency to be cured by contacting the borrower and seeking payment. A late charge is generally assessed after 20 days. Contacts are generally made after a payment is more than 30 days past due. In most cases, the deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank will generally institute measures to remedy the default, including in the case of mortgage loans, commencing a foreclosure action or accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure or, obtaining from the borrower the collateral which secures a non-mortgage obligation.

         Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection is deemed to be insufficient to warrant further accrual. Loans which are delinquent 90 days or more are placed on nonaccrual status. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. Consumer loans more than 120 days or 180 days delinquent (depending on the nature of the loan) are generally required to be written off.

         If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a public auction at which the Bank may participate as a bidder at the sale. If the Bank is the successful bidder, the acquired property is then included in the Bank's "real estate owned" account until it is sold. The Bank is permitted to finance the sales of these properties by "loans to facilitate," which involve a lower down payment or a longer term than would be generally allowed by the Bank's underwriting standards. At June 30, 1997, the Bank had one loan to facilitate amounting to $33,200.

         The remedies available to the Bank in the event of a default or delinquency with respect to certain residential mortgage loans, and the procedures by which such remedies may be exercised, are subject to Pennsylvania law and regulations. Under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days' prior written notice specifying the nature of the delinquency and the borrower's right to correct such delinquency. In addition, the lender's ability to exercise any remedies it may have with respect to loans for one- or two-family principal residences located in Pennsylvania is further restricted (including the lender's right to foreclose on such property) until the lender has provided the delinquent borrower with written notice detailing the borrower's rights to seek consumer credit counseling and state financial assistance and until the borrower has exhausted or failed to pursue such rights. These provisions of Pennsylvania law may delay for several months the Bank's ability to foreclose upon residential loans secured by real estate located in the Commonwealth of

Pennsylvania. In addition, the uniform Federal National Mortgage Association ("FNMA")/ Federal Home Loan Mortgage Corporation ("FHLMC") lending documents used by the Bank, as well as most other residential lenders in Pennsylvania, require notice and a right to cure similar to that provided under Pennsylvania law.

         Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for losses. Similar treatment is accorded to the collateral of loans which have been deemed to constitute in-substance foreclosures. All costs incurred in maintaining the Bank's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized.

         The following table sets forth information regarding the Bank's nonaccrual loans and real estate owned at the dates indicated. The Bank did not have any troubled debt restructurings at June 30, 1997.

                                                                        June 30,
                                                        ----------------------------------------
                                                         1997             1996             1995
                                                        ------           ------           ------

                                                                 (Dollars in Thousands)
Nonaccruing loans:
  Single-family residential real estate                 $ 600             $ 364             $ 289
  Commercial real estate                                  158               198               149
Multi-family residential                                   28                39                49
  Consumer and other loans                                129                11                34
                                                        -----             -----             -----
     Total nonaccruing loans                            $ 915             $ 612             $ 521
                                                        =====             =====             =====
Total nonperforming loans as a
  percentage of net loans receivable                      .63%              .43%              .36%
                                                          ===               ===               ===
Total real estate owned, net of related
  reserves                                               $ --             $ 219             $ 157
                                                         ====             =====             =====
Total nonperforming loans and real
  estate owned as a percentage of total assets            .43%              .42%              .36%
                                                          ===               ===               ===



         Management does not currently expect to incur any material losses on any of such loans and properties, net of any specific reserves.

         Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified "substandard" and "doubtful," the institution is required to establish prudent general loan loss reserves in accordance with GAAP. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. A classification category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and to set aside appropriate loss reserves on the basis of such classification. At June 30, 1997, the Bank's classified assets totalled $2.2 million, of which $1.8 million were assets classified as substandard and $377,000 were assets classified as loss. Assets classified as substandard consisted of the Bank's nonperforming residential, multi-family and commercial real estate loans, consumer loans and real estate owned, certain loans which were delinquent between 15 and 90 days and other current loans which have in the past displayed characteristics which reflect potential weaknesses.

         ALLOWANCES FOR ESTIMATED LOAN LOSSES. Provisions for possible losses on first mortgage and other loans are charged to earnings in amounts that result in allowances sufficient, in management's judgment, to cover anticipated losses. In determining the appropriate level of provisions for possible loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. The Bank's allowances for loan losses totalled $1.9 million at June 30, 1997 or 212.4% of total nonperforming loans at such date. The Bank's management believes that its present allowances for losses are adequate. However, while management uses the best information available to make such determinations, future adjustments to the loan loss allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgements about information available to them at the time of their examination.

         The Bank's asset classification committee, consisting of the Assistant Vice President-Credit and Collections, Chief Executive Officer and Senior
Vice President-Finance, meets on at least a quarterly basis. The committee reviews all non-performing assets to determine the adequacy of resources. Adjustments are made as needed and the committee's findings are summarized in a detailed report submitted to the Board of Trustees.

         The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.

                                                    Year Ended June 30,
                                --------------------------------------------------------
                                  1997                    1996                    1995
                                --------                --------                --------

                                                   (Dollars in Thousands)
Balance at beginning of
   period                         $1,899                 $1,893                   $1,819
                                  ------                 ------                   ------
Charge-offs:
   Residential real estate           (15)                   (20)                      (4)
   Commercial real estate             --                    (10)                     (22)
   Consumer                          (39)                   (51)                     (85)
                                  ------                 ------                   ------
     Total charge-offs               (54)                   (81)                    (111)
                                  ------                 ------                   ------
 Recoveries:
   Residential real estate            --                      1                        6
   Consumer                           68                     56                       79
                                  ------                 ------                   ------
     Total recoveries                 68                     57                       85
                                  ------                 ------                   ------
Net recoveries (charge-offs)          14                    (24)                     (26)
                                  ------                 ------                   ------

Provision for losses on loans         30                     30                      100
                                  ------                 ------                   ------

Balance at end of period          $1,943                 $1,899                   $1,893
                                  ======                 ======                   ======

Allowance for loan losses as a
  percent of total net loans
  outstanding                       1.34%                  1.32%                    1.32%
                                  ======                 ======                   ======

Allowance for loan losses as a
  percent of nonperforming loans  212.35%                310.29%                  363.34%
                                  ======                 ======                   ======

Ratio of net charge-offs to
  average loans outstanding           --%                 (0.02)%                  (0.02)%
                                  ======                 ======                   ======

         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                  June 30,
                             -----------------------------------------------------------------------------------
                                               1997                       1996                        1995
                             -----------------------------------------------------------------------------------
                                            Percent of                  Percent of                  Percent of
                                             Loans in                    Loans in                    Loans in
                                               Each                        Each                        Each
                                           Category to                 Category to                 Category to
                                           Total Loans      Amount     Total Loans      Amount     Total Loans
                             -----------------------------------------------------------------------------------
                                                           (Dollars in Thousands)
Residential real estate(1)           $ 600           78.6%       $ 598          79.0%        $ 605         79.3%
Multi-family real estate                29            1.8           30           1.9            35          2.2
Commercial real estate                 237            3.8          231           3.9           241          4.7
Consumer                               250           15.8          234          15.2           213         13.8
Unallocated                            827             --          806            --           799           --
                                    ------          -----       ------         -----        ------        -----
     Total                          $1,943          100.0%      $1,893         100.0%       $1,893        100.0%
                                    ======          =====       ======         =====        ======        =====

----------------------------

(1)      Includes construction loans.

INVESTMENT ACTIVITIES

         MORTGAGE-BACKED SECURITIES. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Association. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

         The FHLMC is a public corporation chartered by the U.S. government and guarantees the timely payment of interest and the ultimate return of principal within one year. The FHLMC mortgage-backed securities are not backed by the full faith and credit of the United States, but because the FHLMC is a U.S. government sponsored enterprise, these securities are considered high quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government assisted housing programs. The GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the U.S. Government. The FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the U.S. Government.

      Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as the prepayment risk, are passed on to the certificate holder. Accordingly, the life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.


      The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                              June 30,
                                       -----------------------------------------------------
                                           1997                1996                  1995
                                       ------------        ------------          -----------
                                                           (In Thousands)
Mortgage-backed securities:
  GNMA                                     $    --                $ --            $  5,286
  FNMA                                          --                  --               1,399
  FHLMC                                         --                  --                 481
  FNMA Remic                                   200                 254                 327
  FHLMC Remic                                  900               1,130                 493

  Other                                        120                 162                 236
                                            ------             -------             -------
     Total                                  $1,220             $ 1,546             $ 8,222
                                            ======             =======             =======

Mortgage-backed securities available
for sale:
  GNMA                                      $4,900             $ 5,885             $ 2,536
  FNMA                                       4,050               4,397               1,612
  FHLMC                                        307                 437                 558
  FNMA Remic                                   284                 284                  --
  FHLMC Remic                                3,526               2,926                  --
                                           -------             -------             -------
     Total                                 $13,067             $13,929             $ 4,706
                                           =======             =======             =======

      Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at June 30, 1997 is presented below.

                                                      Amounts at June 30, 1997 Which Mature In
                                    -------------------------------------------------------------------------
                                                                        After Five
                                     One Year       After One to            To          Over 10
                                      or Less        Five Years          10 Years        Years         Total
                                    -----------    --------------     --------------   ---------      -------
                                                              (Dollars in Thousands)
Mortgage-backed securities:
  GNMA                                 $--               $ --              $ --            $ --          $ --
  FNMA                                  --                 --                --              --            --
  FHLMC                                 --                 --                --              --            --
  FNMA Remic                            --                 --                --             200           200
  FHLMC Remic                           --                 --                --             900           900
  Other                                 --                 --                --             120           120

      Total                            $--               $ --              $ --          $1,220        $1,220
                                      ====                ===               ===           =====         =====
Weighted average yield                  --%                --%              --%             7.0%          7.0%
                                      ====                ===               ===           =====         =====

Mortgage-backed securities available
for sale:
  GNMA                                $ --               $ --              $ --          $4,900        $4,900
  FNMA                                 115                340                96           3,498         4,049
  FHLMC                                 90                 --                --             217           307
  FNMA Remic                            --                 --                --             284           284
  FHLMC Remic                           --                 --                --           3,527         3,527
                                     -----               ----               ---          ------        ------

      Total                         $  205              $ 340              $ 96         $12,426       $13,067
                                     =====               ====               ===          ======        ======
Weighted average yield                 8.4%               6.3%              9.4%            7.3%          7.3%
                                       ===                ===               ===             ===           ===


      Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At June 30, 1997, none of the Bank's mortgage-backed securities were pledged to secure obligations of the Bank.

      The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

      For additional information relating to the Bank's mortgage-backed securities, see Notes 1 and 2 of the Notes to the Consolidated Financial Statements.

      INVESTMENT SECURITIES. Under federal regulations, the Bank is permitted to make certain securities investments. Investment decisions are made by authorized officers of Laurel Savings within policies established by Laurel Savings' Board of Trustees.

      The Bank is authorized to invest in obligations issued or fully guaranteed by the United States, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

      In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Statement 115 requires that investments be classified as either: (1) Securities Held to Maturity - debt securities that the Company has the positive intent and ability to hold to maturity and reported at amortized cost; (2) Trading Securities - debt and equity securities bought and held principally for the purpose of selling them in the near term and reported at fair value, with unrealized gains and losses included in the current period earnings; or (3) Securities Available for Sale - debt and equity securities not classified as either Securities Held to Maturity or Trading Securities and reported at fair value, with unrealized gains and losses included as a separate component of stockholders' equity.

      Effective July 1, 1994, the Company adopted Statement 115 and has reported the cumulative effect of this change in the method of accounting for investment securities in the June 30, 1995, statement of operations.

      In the year ended June 30, 1994, and prior years, securities were classified as either investment or available for sale securities when purchased. The Company classified securities as investment securities when it had the positive intent and ability to hold the securities to maturity. The Company classified securities as available for sale securities when the intent was to hold securities for indefinite periods of time as part of the Company's asset/liability management strategy.

      The following table sets forth the composition and maturities of the Bank's investment securities portfolio at June 30, 1997.


                                                      Amounts at June 30, 1997 Which Mature In
                                    -------------------------------------------------------------------------

                                     One Year           1 to 5           5  to 10        Over 10
                                      or Less            Years             Years          Years         Total
                                    -----------        ---------         ---------      ---------      -------
                                                              (Dollars in Thousands)
Investment securities:
   Corporate notes and
    commercial paper                     $   --          $4,000              $5,498        $5,996      $15,494
                                         ======          ======              ======        ======      =======
   Weighted average
    yield                                    --%            7.1%                7.4%          8.0%         7.6%
                                         ======          ======              ======        ======      =======
Investment securities available
for sale:
   Corporate notes and
     commercial paper                    $   --          $   --              $1,500        $   --      $ 1,500
   Municipal obligations                     --              --                  --         4,541        4,541
   Shay Financial
     Services Arms Fund (1)               8,832              --                  --            --        8,832
   FMNA preferred stock (1)                 250              --                  --            --          250
   FHLMC stock  (1)                         250              --                  --            --          250
                                         ------          ------              ------        ------      -------
               Total                     $9,332          $   --               1,500        $4,541      $15,373
                                         ======          ======              ======        ======      =======
       Weighted average
       yield                                6.1%             --%                7.6%          5.7%         6.1%
                                         ======          ======              ======        ======      =======

---------------

(1)   Such investment securities have no stated contractual maturity.

      The following table sets forth the composition and amortized cost of the Bank's investment securities at each of the dates indicated.

                                                          June 30,
                                       ------------------------------------------------
                                          1997              1996                 1995
                                       ---------          --------            ---------
                                                       (In Thousands)
Investment securities:
   Corporate notes and
    Commercial paper                     $15,494           $9,948              $9,655
                                          ======            =====               =====

Investment securities
 Available for sale:
   U.S. Treasury notes                   $    --          $    --              $1,996
Corporate Notes and
   Commercial paper                        1,500            1,000                  --
Municipal obligations                      4,541            2,315                  --
Financial Institutions
    Insurance Group, Inc. stock               --               25                  25
 Shay Financial Services:
      ARMs Fund                            8,832            8,317                  --
FMNA preferred stock                         250               --                  --
FHLMC stock                                  250               --                  --
                                          ------           ------               -----
                                         $15,373          $11,657              $2,021
                                          ======           ======               =====

SOURCES OF FUNDS

      GENERAL. Savings accounts and other types of deposits have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer term basis to support expanded lending activities or asset/liability management. During fiscal 1997, the Bank borrowed $22.0 million in FHLB advances for asset/liability management purposes.

      DEPOSITS. In recent years, the Bank has been required by market conditions to rely increasingly on newly authorized types of short-term certificate accounts and other deposit alternatives which have no fixed term and that pay interest at rates that are more responsive to market interest rates than the passbook accounts and regulated fixed-rate, fixed-term certificates that were historically the Bank's primary sources of deposits. The types of deposits currently offered by the Bank include passbook savings accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDAs"), and certificates of deposit ranging in terms from 91 days to ten years.

Included among these savings programs are individual retirement accounts ("IRA") and Keogh accounts.

      The following table sets forth the distribution of the Bank's deposits by type of deposit at the dates indicated.

                                                                     As of June 30,
                                  ----------------------------------------------------------------------------------
                                              1997                        1996                          1995
                                  ----------------------------------------------------------------------------------
                                                    % of                         % of                       % of
                                      Amount      Deposits       Amount        Deposits        Amount     Deposits
                                  ------------- -----------   -----------    ------------   ------------ ----------
                                                                  (Dollars in Thousands)
Passbook and club accounts          $ 27,690        15.8%       $ 28,890           17.4%       $ 28,890     17.7%
NOW Accounts                          23,819        13.6          18,633           12.2          18,633     11.4
MMDAs                                 18,047        10.3          20,859           11.2          20,859     12.8
Fixed-rate certificates               72,871        41.7          63,306           40.7          63,306     38.7
Jumbo certificates                     3,650         2.1           2,761            1.4           2,761      1.7
IRA and Keogh accounts                28,946        16.5          28,859           17.1          28,859     17.7
                                    --------       -----        --------          -----        --------    -----
  Total                             $175,019       100.0%       $163,308          100.0%       $163,308    100.0%
                                    ========       =====        ========          =====        ========    =====


      The large variety of savings accounts offered by the Bank has increased the Bank's ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). However, these accounts have been more costly than traditional accounts in periods of rising interest rates. In addition, the Bank has become increasingly sensitive to short-term fluctuations in deposit flows, as customers have become more rate conscious. As customers have become more rate conscious and willing to move funds into higher yielding accounts, the ability of the Bank to attract and maintain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by money market conditions.

      The following table sets forth information relating to the Bank's deposit flows during the periods indicated.

                                                            Year Ended June 30,
                                                ----------------------------------------------
                                                    1997            1996               1995
                                                ------------    ------------       -----------
                                                               (In Thousands)
Increase (decrease) before
  interest credited                              $ 4,066         $ (4,730)            $ 639
Interest credited                                  6,270            6,105             5,490
                                                --------          -------           -------
                                                $ 10,336          $ 1,375           $ 6,129
                                                ========          =======           =======


      The principal methods used by Laurel Savings to attract deposits include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Bank uses traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mailings. The development of new deposit accounts and services within the past several years has enhanced the Bank's deposit gathering function. The Bank has also adopted a tiered pricing program for its certificate accounts, providing higher rates of interest on its long-term certificates in order to encourage depositors to invest in certificates with longer maturities, thus reducing the interest-rate sensitivity of the Bank's deposit portfolio.

      The Bank's deposits are obtained primarily from persons who are residents of Pennsylvania, particularly Allegheny and Butler counties. The Bank does not advertise for deposits outside of Pennsylvania and management believes that an insignificant amount of the Bank's deposits were held by nonresidents of Pennsylvania at June 30, 1997. The Bank has not used brokers to obtain funds to date and management of the Bank does not intend to utilize brokers to obtain such deposits in the future.

      The following table presents, by various interest rate categories, the amounts of certificates of deposit at the dates indicated and the amounts at June 30, 1997 which mature during the periods indicated.


                                                           Amounts at June 30, 1997 Maturing
                            As of June 30,                     in the Year Ended June,
                        ------------------------   ----------------------------------------------
                          1996           1997        1998       1999       2000      Thereafter
                        --------       --------    --------   --------   --------  --------------
                                                      (In Thousands)
Certificate Accounts:
2.00% to  3.99%          $   847     $     --      $    --     $    --     $   --     $    --
4.00% to  5.99%           64,275       62,012       44,514      10,107      2,265       5,126
6.00% to  7.99%           26,810       38,683       20,738       7,502      5,110       5,783
8.00% to  9.99%            5,225        4,772        2,520       1,800        425          27
10.00% to 11.99%             230        2,520           --          --         --          --
                         -------     --------      -------     -------     ------     -------
Total                    $97,387     $105,467      $67,772     $18,959     $7,800     $10,936
                         =======     ========      =======     =======     ======     =======


      The Bank has attempted to encourage such certificate holders to invest the proceeds of their maturing certificates in longer term certificates of deposit by offering commensurately higher interest rates in order to reduce the vulnerability of the Bank to interest rate risk. To insure a continuity of this trend, as well as to maintain adequate deposit levels, the Bank expects to offer competitive rates relative to its marketplace. The Bank is confident that by competitively pricing these certificates, balance levels deemed appropriate by management can be achieved on a continuing basis. If necessary, the Bank also has the capacity to borrow from the FHLB of Pittsburgh and from other sources to maintain adequate liquidity.

      As of June 30, 1997, certificates of deposit in amounts of $100,000 or more in the Bank amounted to $3.6 million. The following table sets forth as of June 30, 1997 the distribution of certificates of deposit of $100,000 or more by time remaining to maturity.

                                          ----------------------
                                                  Amount
                                          ----------------------
                                              (In Thousands)
   Three months or less                            $1,034
   Over three through six months                    1,296
   Over six though 12 months                          620
   Over 12 months                                     700
                                                   ------
       Total                                       $3,650
                                                   ======

      The following table presents information concerning deposit accounts at June 30, 1997, including the weighted average rate and the scheduled maturity of certificates of deposit.

                                                           % of Total        Average
                                             Amounts        Deposits           Rate
                                          ------------    ------------      ---------
                                         (In Thousands)
Passbook and club accounts                   $ 27,690          15.8%           2.48%
Now accounts                                   23,819          13.6            1.11
MMDA's                                         18,043          10.3            2.38
                                             --------         -----           -----
  Total                                        69,552          39.7            1.98
                                             --------         -----           -----
Certificates maturing by quarter:
  September 30, 1997                           17,106           9.8            5.13
  December 31, 1997                            16,887           9.6            5.80
  March 31, 199                                21,598          12.3            6.28
  June 30, 1998                                12,182           7.0            5.71
  September 30, 1998                            7,150           4.1            5.84
  December 31, 1998                             4,163           2.4            6.15
  March 31, 1999                                4,668           2.7            6.13
  June 30, 1999                                 2,979           1.7            6.00
  September 30, 1999                            2,370           1.4            6.19
  December 31, 1999                             1,053            .6            5.88
  March 31, 2000                                1,829           1.0            6.13
  June 30, 2000                                 2,548           1.5            6.09
  Thereafter                                   10,934           6.2            6.00
                                             --------         -----           -----
Total certificate accounts                    105,467          60.3            5.86
                                             --------         -----           -----
    Total deposits                           $175,019         100.0%           4.32%
                                             ========         =====           =====


         BORROWINGS. Laurel Savings may obtain advances from the FHLB of Pittsburgh upon the security of the capital stock of the FHLB which it owns, deposits with the FHLB of Pittsburgh and certain of its home mortgages, provided certain standards related to creditworthiness are met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At June 30, 1997, 1996 and 1995, the Bank had $11.0 million, $6.3 million and $2.0 million, respectively, of FHLB advances outstanding.

         The following table presents certain information regarding short-term FHLB advances for the periods indicated:

                                                       Year Ended June 30,
                                         -----------------------------------------------
                                             1997             1996              1995
                                         -----------       ----------        -----------

                                                       (Dollars in thousands)
FHLB advances:

Average balance outstanding                   $ 9,353           $ 5,122            $ 655

Maximum amount
 outstanding at any month-
 end during the period                       $ 11,046           $ 6,328         $  2,000

Weighted average interest
 rate during the period                          5.66%             5.87%            7.07%

Amount outstanding at the
 end of the period                           $ 11,044           $ 6,327         $  2,000

Weighted average rate at the
 end of the period                               5.75%             5.52%            7.07%



         Many financial institutions obtain funds from sales of securities to institutional investors under agreements to repurchase ("institutional repurchase agreements"), which are considered borrowings. The Bank has not utilized and has no present intention to utilize institutional repurchase agreements as a source of funds.

SUBSIDIARIES

         The Bank has one wholly owned subsidiary, Laurel Financial Services Corporation ("LFSC"), which is the result of combining its former wholly owned subsidiaries of All-Par Service Corporation and Pesa Service Corporation. LFSC is currently inactive. At June 30, 1997, LFSC had no assets or liabilities.

EMPLOYEES

         The Bank had 42 full-time employees and 9 part-time employees as of June 30, 1997. None of the employees are represented by a collective bargaining agent, and the Bank believes it enjoys good relations with its personnel.

COMPETITION

         The Bank's primary market area consists of Allegheny and Butler counties, Pennsylvania, in the north suburban Pittsburgh area. Substantially all of the Bank's savings deposits are received from residents of its primary market area, and most of its loans are secured by properties in this area.

         Laurel Savings faces substantial competition both in attracting deposits and in making mortgage and other loans in its primary market area. Competition for the origination of real estate loans principally comes from other savings institutions, commercial banks and mortgage-banking companies located in the Pittsburgh MSA. The Bank's most direct competition for deposits has historically also come from other savings institutions, commercial banks and credit unions located in the Pittsburgh MSA. In times of high interest rates, Laurel Savings also encounters significant competition for investors' funds from short-term money market securities and other corporate and government securities.

         Laurel Savings competes for loans principally through the use of competitive interest rates and loan fees it charges on its loan programs. Further, Laurel Savings believes it offers a high degree of professionalism and quality in the services it provides borrowers and their real estate brokers. It competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges at each.

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which together with the descriptions of laws and regulations contained elsewhere herein, are deemed material to an investor's understanding of the extent to which the Company and the Savings Bank are regulated. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

         GENERAL. The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is subject to regulation and supervision by the Federal Reserve Board and the Department. The Company is required to file annually a report of its operations with, and will be subject to examination by, the Federal Reserve Board and the Department.

         BHCA ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. Pennsylvania banking law permits the interstate acquisition of banking institutions by bank holding companies on a regional and reciprocal basis. See "- Interstate Acquisitions." No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

         CAPITAL REQUIREMENTS. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not (90 days or more) past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         In addition to the risk-based capital requirements, the Federal Reserve Board requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the Federal Reserve Board determines should be deducted from Tier I capital. The Federal Reserve Board has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

         The Company is in compliance with the above-described Federal Reserve Board regulatory capital requirements.

         COMMITMENTS TO AFFILIATED INSTITUTIONS. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The legality and precise scope of this policy is unclear, however, in light of recent judicial precedent.

THE BANK

         GENERAL. The Bank is incorporated under the Pennsylvania Banking Code of 1965, as amended (the "Banking Code") and is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

         FDIC INSURANCE PREMIUMS. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examination of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

         The BIF fund met its target reserve level in September 1995, but the SAIF was not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions in the lowest risk category. Deposit insurance premiums from SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

         On September 30, 1996, President Clinton signed into law legislation to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio of 1.25% of insured deposits. The legislation provided that the holders of SAIF-assessable deposits pay a one-time special assessment to recapitalize the SAIF. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter. Effective October 8, 1996, FDIC regulations imposed a one-time special assessment equal to 65.7 basis points for all SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996.

         Following the imposition of the one-time special assessment, the FDIC lowered assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective BIF and SAIF rates both range from zero basis points to 27 basis points. From 1997 through 1999, FDIC-insured institutions will pay approximately 1.3 basis points of their BIF-assessable deposits and 6.4 basis points of their SAIF-assessable deposits to fund the Financing Corporation.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe of unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

         CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, will not be members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

         The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2 capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1997, the Bank met each of its capital requirements.

         The following table sets forth certain information concerning the Bank's regulatory capital at June 30, 1997.

                                                          ------------       -----------     -----------
                                                                                Tier 1          Tier 1
                                                             Tier 1              Risk-           Risk-
                                                              Core               Based          Based
                                                             Capital            Capital        Capital
                                                          ------------       -----------     -----------

Equity Capital (1)                                          $ 21,028           $ 21,028         $ 21,028
Less unrealized securities gains                                (206)              (206)            (206)
Plus general valuation allowances (2)                             --                 --            1,352
                                                             -------            -------          -------
        Total regulatory capital                              20,822             20,822           22,174
Minimum required capital                                       8,403              4,327            8,655
                                                             -------            -------          -------

        Excess regulatory capital                           $ 12,419           $ 16,495         $ 13,519
                                                             =======            =======          =======
Regulatory capital as a percentage (3)                          9.91%             19.35%           20.61%
Minimum required capital percentage                             4.00               4.00             8.00
                                                              ------             ------           ------
        Excess regulatory capital percentage                    6.70%             15.35%           12.61%
                                                              ======             ======           ======

---------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the quarter ended June 30, 1997.

(2)      Limited to 1.25% of risk adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total assets of $210,082. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighed assets of $107,596.

         The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

         ACTIVITIES AND INVESTMENTS OF INSURED STATE-CHARTERED BANKS. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.

         PENNSYLVANIA SAVINGS BANK LAW. The Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Savings Bank and its affairs. The Banking Code delegates extensive rulemaking power and administrative discretion to the Department so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         One of the purposes of the Banking Code is to provide savings banks with the opportunity to be competitive with each other and with other financial institutions existing under other Pennsylvania laws and other state, federal and foreign laws. A Pennsylvania savings bank may locate or change the location of its principal place of business and establish an office anywhere in the Commonwealth, with the prior approval of the Department.

         The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department's examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.

         INTERSTATE ACQUISITIONS. The Commonwealth of Pennsylvania has enacted legislation regarding the acquisition of commercial banks, bank holding companies, savings banks and savings and loan associations located in Pennsylvania by institutions located outside of Pennsylvania. The statute dealing with savings institutions authorizes (i) a savings bank, savings and loan association or holding company thereof located in Delaware, the District of Columbia, Indiana, Kentucky, Maryland, New Jersey, Ohio, Virginia and West Virginia (collectively, "regional institutions") to acquire the voting stock of, merge or consolidate with, or purchase assets and assume liabilities of, a Pennsylvania-chartered savings bank, (collectively, "Pennsylvania institutions") and (ii) the establishment of branches in Pennsylvania by regional institutions, in each case subject to certain conditions including reciprocal legislation in the state in which the regional institution seeking entry into Pennsylvania is located permitting comparable entry by Pennsylvania institutions and approval by the Pennsylvania Department of Banking. The statute also provides for nationwide branching by Pennsylvania-chartered savings banks and savings and loan associations, subject to Pennsylvania Department of Banking approval and certain other conditions. Of the states within the region, Delaware, Maryland, New Jersey, Ohio and West Virginia currently have laws that permit Pennsylvania institutions to branch into such states and/or acquire savings institutions located in such states.

         MISCELLANEOUS. The Bank is subject to certain restrictions on loans to the Company, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company. The Bank is also subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition, there will be various limitations on the distribution of dividends to the Company by the Bank.

                  REGULATORY ENFORCEMENT AUTHORITY. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

                                    TAXATION

FEDERAL AND STATE TAXATION

         The Company and Bank are subject to federal income tax under the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.

         FISCAL YEAR. The Company and the Bank file consolidated federal income tax returns on the basis of a fiscal year ending on June 30.

         ACCRUAL METHOD OF ACCOUNTING. For federal income tax purposes, the Company and the Bank currently reports its income and expenses on the accrual basis method of accounting, for filing federal income tax returns.

         BAD DEBT RESERVES. Savings institutions such as the Bank, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the Bank's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the Bank's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by interests in real property) and all other loans ("non-qualifying loans"). The deduction with respect to nonqualifying loans must be computed under the experience method, which essentially allows a deduction for the Bank's actual charge-offs while a deduction with respect to qualifying loans may be computed using a percentage based on actual loss experience or a percentage of taxable income. Reasonable additions to the reserve for losses on nonqualifying loans must be based upon actual loss experience and would reduce the current years addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experienced method. The sum of the additions to each reserve for each year is the Bank's annual bad debt deduction.

         Under the experience method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (ii) the balance in the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method or on December 31, 1969, whichever is later (assuming that the loans outstanding have not declined since then) (the "base year"). For taxable years beginning after 1987, the base year shall be the last taxable year beginning before 1988.

         Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method has permitted a qualifying savings institution to be taxed at a significantly lower maximum effective marginal federal income tax rate rather than that applicable to corporations in general. This resulted generally in a maximum effective marginal federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3%. As of June 30, 1997, at least 60% of the Bank's assets were "qualifying assets" described in Section 7701(a)(19)(C) of the Code, and the Bank anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the Bank may be required to restore some portion of its bad debt reserve to taxable income in the future.

         Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. Based on experience, it is not expected that this restriction will be a limiting factor in the immediate future. The bad debt deduction is also limited to the amount which when added to the addition to the reserve for losses on nonqualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. It is not expected that these restrictions will be a limiting factor for the Bank in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to all or part of the deduction for nonqualifying loans.

         Recently enacted legislation (i) repeals the provision of the Code which authorizes use of the percentage of taxable income method by qualifying savings institutions to determine deductions for bad debts, effective for taxable years beginning after 1995, and (ii) requires that a savings institution recapture for tax purposes (i.e. take into income) over a six-year period it applicable excess reserves, which for a thrift institution such as the Bank which becomes a "small bank," as defined in the Code, generally is the excess of the balance of its bad debt reserves as of the close of its last taxable year beginning before January 1, 1996 over the balance of such reserves as of the close of its last taxable year beginning before January 1, 1988, which recapture would be suspended for any tax year that begins after December 31, 1995 and before January 1, 1998 (thus a maximum of two years) in which a savings institution originates an amount of residential loans which is not less than the average of the principal amount of such loans made by a savings institution during its six most recent taxable years beginning before January 1, 1996. As an institution with less than $500.0 million in assets, the Bank can elect to either use the experience method available to commercial banks of this size or it can adopt the specific charge-off method applicable to "large banks" (banks with total assets in excess of $500.0 million). The Company does not believe that these provisions will have a material adverse affect on the Company's financial condition or results of operations.

         The above-reference legislation also repeals certain provisions of the Code that only apply to thrift institutions to which Section 593 applies: (I) the denial of a portion of certain tax credits to a thrift institution; (ii) the special rules with respect to the foreclosure of property securing loans of a thrift institution; (iii) the reduction in the dividends received deduction of a thrift institution; and (iv) the ability of a thrift institution to use a net operation loss to offset its income from a residual interest in a real estate mortgage investment conduit. It is not anticipated that the repeal of these provisions will have a material adverse effect on the Company's financial condition or results of operations.

         DISTRIBUTIONS. If the Bank makes a distribution to stockholders, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "nondividend distribution." A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the Bank's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a nondividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

         MINIMUM TAX. The Code imposes the corporate minimum tax from an add-on tax to an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI") and will be payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) 75% of adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).

         NET OPERATING LOSS CARRYOVERS. The Bank may carry back net operating losses ("NOLS") to the preceding three taxable years and forward to the succeeding 15 taxable years. Losses incurred by savings institutions in years beginning after 1981 and before 1986 may be carried back ten years and forward eight years. Losses attributable to years before 1982 may be carried back ten years and forward five years.

         CAPITAL GAINS AND CORPORATE DIVIDENDS-RECEIVED DEDUCTION. Corporate net capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, however, if a corporation owns less than 20% of the stock of a corporation distributing a dividend, it may deduct only 70% of dividends received or accrued on its behalf. A corporation may deduct 100% of dividends from a member of the same affiliated group of corporations.

         Laurel Savings' federal income tax returns for its tax years beginning after June 30, 1992 and subsequent periods are open under the statute of limitations and are subject to review by the Internal Revenue Service.

         Recent Legislation. On August 10, 1993, the President signed the Revenue Reconciliation Act of 1993 into law. This legislation contains wide ranging revisions to the existing tax law, including increasing the effective tax rate to 35% for corporations with taxable income in excess of $10 million, and reducing the deductibility of meal and entertainment expenses to 50%. While this revision of the tax law is not expected to have an immediate effect on the Bank, two items with potential future impact are the ability to amortize intangible business assets such as core deposit intangibles, and the possibility of implementing mark-to market rules for certain securities held or acquired by a broker/dealer, as defined by the Internal Revenue Code. At August 10, 1993, the Bank had no intangible business assets recorded, nor are any such assets contemplated in the near term. In addition, regulations have not been issued detailing the determination and implementation procedures for mark-to-market accounting, for tax purposes, for certain investment securities. As such, and pending the issuance of final regulations, the impact of this legislation is not expected to have a material impact on the Bank's or operations.

STATE TAXATION

         The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate is currently 12.25% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at a rate of 1.3% of a corporation's capital stock value, which is determined in accordance with a fixed formula based an average net income and net worth.

         The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act ("MITA"), which previously imposed a tax at the rate of 11.5% on the Bank's net earnings, determined in accordance with GAAP, as shown on its books. For fiscal years beginning in 1983, and thereafter, net operating losses may be carried forward and allowed as a deduction for three succeeding years. MITA exempts the Bank from all other corporate taxes imposed by Pennsylvania for state tax purposes, and from all local taxes imposed by political subdivisions thereof, except taxes on real estate and real estate transfers.

         In calculating its income for purposes of the MITA, the Bank previously included interest earned on obligations of the United States and the Commonwealth of Pennsylvania. However, the Pennsylvania Supreme Court ruled in 1987 that such interest income did not need to be included in calculating income for purposes of the MITA. The MITA tax rate is currently 11.5%.

ITEM 2.  PROPERTIES.

         The following table sets forth certain information as of June 30, 1997 with respect to the offices of the Company and Laurel Savings.

                                                                             Net Book Value of Property or
                                       Owned or          Lease               Leasehold Improvements as of
         Location                       Leased       Expiration Date                June 30, 1997
------------------------------        -----------  ------------------      ---------------------------------
Allegheny County:

  363 Butler Street,
  Etna                                 Owned                                          $ 167
  1416 Mt. Royal Blvd.
  Glenshaw                             Owned                                            188
  1801 Jancey Street
  Morningside, Pittsburgh              Leased            2001(1)                         --
  2724 Harts Run Road
  Allison Park                         Owned                                            412
  744 Little Deer Creek Road
  Russellton                           Owned                                            101
Butler County:
  125 West Main Street
  Saxonburg                            Owned                                            216

-------------

(1)  There is presently a five year option to extend this lease.

         The Bank also has ATMs in its branch offices located at 363 Butler Street, 744 Little Deer Creek Road, Russellton, 2724 Harts Run Road and 125 West Main Street. The Bank participates in the MAC(TM) and Cirrus(TM) shared ATM network systems which provides customers with access to their deposits at thousands of locations throughout Pennsylvania, the United States and many foreign countries.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company and the Bank are not involved in any pending legal proceedings other than routine, non-material legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from pages 1 and 3 of the Company's Annual Report to Stockholders attached hereto as
Exhibit 13 (the "1997 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page 29 of the Company's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 30 to 42 of the Company's 1997 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 7 to 28 of the Company's 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from "Information With Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Bank's Proxy Statement for the Annual Meeting of Stockholders for fiscal 1997 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from "Principal Holders of Common Stock" and "Information With Respect to Nominees For Director, Directors Whose Term Continues and Executive Officers" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 hereto):

         Independent Auditors' Report

         Consolidated Statements of Financial Condition at June 30, 1997 and
         1996

         Consolidated Statements of Operations for the Years Ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows for the Years Ended June 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

         (2) All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

         No.          Exhibits                                           Page
         ---          --------                                           ----
        3.1*         Articles of Incorporation
        3.2*         Bylaws
        4  *         Common Stock Certificate
       10.1*         1987 Stock Compensation Program
       10.2**        1993 Key Employee Stock Compensation Program
       10.3*         1993 Directors' Stock Option Plan
       10.4          1996 Stock Option Plan
       10.5          Employment agreement between Laurel Savings Bank and
                      Edwin R. Maus
       11            Earnings Per Share Computation
       13            1997 Annual Report to Stockholders
       21            See "Business - Subsidiaries"
                      for the required information.
       23            Consent of KPMG Peat Marwick LLP
       27            Financial Data Schedule

---------------

         * Incorporated by reference to the Company's Registration Statement on Form S-4.

         ** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1994.

         (b)  Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

         (c)  See (a)(3) above for all exhibits and the Exhibit Index.

         (d) There are no other financial statements and Financial Statement Schedules which were excluded from the 1997 Annual Report to Stockholders which are required to be included herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LAUREL CAPITAL GROUP, INC.

                                        By: /s/ Edwin R. Maus
                                            ------------------------
Date: September 29, 1997                    Edwin R. Maus, President and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Arthur G. Borland                               Date: September 29, 1997
----------------------------------
Arthur G. Borland, Director

/s/ Richard  J. Cessar                              Date: September 29, 1997
----------------------------------
Richard J. Cessar, Chairman of the Board

/s/ Annette D. Ganassi                              Date: September 29, 1997
----------------------------------
Annette D. Ganassi, Director

/s/ Richard S. Hamilton                             Date: September 29, 1997
----------------------------------
Richard S. Hamilton, Director

/s/ Harvey J. Haughton                              Date: September 29, 1997
----------------------------------
Harvey J. Haughton, Director

/s/ Edwin R. Maus                                   Date: September 29, 1997
----------------------------------
Edwin R. Maus, Director, President
 and Chief Executive Officer

/s/ J. Harold Norris                                Date: September 29, 1997
----------------------------------
J. Harold Norris, Director

/s/ John A. Howard, Jr.                             Date: September 29, 1997
----------------------------------
John A. Howard, Jr., Senior Vice President,
 Chief Financial Officer and Corporate Secretary/
  Treasurer