Form 10-Q
period 1997-09-30
LAUREL CAPITAL GROUP INC
filed 1997-11-14
CIK 892158

                       Securities and Exchange Commission
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition period from ________________ to ________________

Commission File Number: 0-23101

                           LAUREL CAPITAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                              25-1717451
-------------------------------                              ------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

         2724 Harts Run Road
      Allison Park, Pennsylvania                                     15101
---------------------------------------                           ----------
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number including area code:  (412) 487-7404

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---   ---

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

           Class:  Common stock, par value $.01 per share
           Outstanding at October 30, 1997:  1,446,825 shares

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                     INDEX

                                                                                                 PAGE
                                                                                                 ----
Part I - Financial Information
------------------------------
Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of                   .....    1
                  September 30, 1997 (Unaudited) and June 30, 1997

                  Consolidated Statements of Operations for the Three                    .....    2
                  Months Ended September 30, 1997 and 1996 (Unaudited)

                  Consolidated Statements of Stockholders' Equity for the                .....    3
                  Three Months Ended September 30, 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three                    .....    4
                  Months Ended September 30, 1997 and 1996 (Unaudited)

                  Notes to (Unaudited) Consolidated Financial Statements                 .....    5-8

Item 2.           Management's Discussion and Analysis of Financial                      .....    9-14
                                    Condition and Results of Operations


Part II - Other Information
---------------------------
                  Item 1.  Legal Proceedings                                             .....    15

                  Item 2.  Changes in Securities                                         .....    15

                  Item 3.  Defaults upon Senior Securities                               .....    15

                  Item 4.  Submission of Matters to a Vote of                            .....    15
                           Security Holders

                  Item 5.  Other Information                                             .....    15

                  Item 6.  Exhibits and Reports on Form 8-K                              .....    15


Signatures                                                                               .....    16

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                    September 30            June 30,
                                                                            1997                1997
----------------------------------------------------------------------------------------------------
                                                                     (unaudited)
     ASSETS
Cash                                                                        $895               $406
Money market investments                                                   7,210              9,086
Interest-earning deposits with other institutions                          4,294              5,843
Investment securities available for sale                                  16,064             15,494
Investment securities (market value of $17,031 and $15,504)               16,950             15,494
Mortgage-backed securities available for sale                             13,077             13,259
Mortgage-backed securities (market value of $1,213 and $1,230)             1,197              1,220
Loans receivable, held for sale                                            1,622              1,827

Loans receivable, net of unearned discounts of $25 and $34               145,918            146,613
Allowance for possible loan losses                                        (1,842)            (1,943)
----------------------------------------------------------------------------------------------------

     Loans receivable, net                                               144,076            144,670

Federal Home Loan Bank Stock                                               1,277              1,277
Real estate owned                                                             96                ---
Accrued interest receivable:
     Loans                                                                   847                894
     Interest-earning deposits and investments                               317                505
     Mortgage-backed securities                                               84                 86

Office properties and equipment, net of accumulated depreciation           1,336              1,267
Prepaid expenses and sundry assets                                           638                659
----------------------------------------------------------------------------------------------------

              Total Assets                                              $209,980           $211,987
====================================================================================================


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Savings deposits                                                   $172,801           $175,019
     FHLB Advances                                                        11,043             11,044
     Advance deposits by borrowers for taxes and insurance                 1,159              3,154
     Accrued interest payable on savings deposits                          1,589                533
     Accrued income taxes                                                    499                289
     Other accrued expenses and sundry liabilities                           908                686
----------------------------------------------------------------------------------------------------

              Total Liabilities                                          187,999            190,725
----------------------------------------------------------------------------------------------------

Stockholders' Equity

     Common stock,  $.01 par value;  5,000,000
        shares authorized;  1,521,737 and 1,518,609 shares
        issued respectively                                                   15                 15
     Additional paid-in capital                                            4,702              4,690
     Treasury stock, at cost (75,780 shares)                              (1,626)            (1,626)
     Retained earnings                                                    18,684             18,095
     Unrealized gains on securities available for sale, net of tax           324                206
     Stock held in deferred compensation trust                              (118)              (118)
----------------------------------------------------------------------------------------------------

              Total Stockholders' Equity                                  21,981             21,262
----------------------------------------------------------------------------------------------------

              Total Liabilities and Stockholder's Equity                $209,980           $211,987
====================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations
                                  (Unaudited)

           For the Three Months Ended September 30, 1997 and 1996
                     (In thousands, except per share data)

                                                            Three months ended
                                                               September 30,
                                                        --------------------------
                                                            1997             1996
                                                        ---------       ----------
    Interest Income:

        Loans                                              2,950            2,981
        Mortgage-backed securities                           255              269
        Investments                                          639              491
        Interest-earning deposits                             74               32
                                                        ---------       ----------

             Total interest income                         3,918            3,773

    Interest expense:

        Savings deposits                                   1,901            1,757
        Borrowings                                           120              111
                                                        ---------       ----------

             Total interest expense                        2,021            1,868
                                                        ---------       ----------

    Net interest income before provision
        for possible loan losses                           1,897            1,905
    Provision for possible loan losses                         8                8
                                                        ---------       ----------

    Net interest income after provision
        for possible loan losses                           1,889            1,897
                                                        ---------       ----------

    Other income:

        Service charges                                      142              124
        Net gain on sale of investments and
             mortgage-backed securities available for sale    30                6
        Gain on the sale of loans held for sale               11                7
        Other operating income                                42               31
                                                        ---------       ----------

             Total other income                              225              168
                                                        ---------       ----------

    Operating expenses:
        Compensation, payroll taxes and
             fringe benefits                                 446              418
        Premises and occupancy costs                         121              118
        Federal insurance premiums                            27               94
        Special SAIF assessment                              ---            1,059
        Net income (loss) on real estate owned               ---               (8)
        Data processing expense                               62               59
        Professional fees                                     42               43
        Other operating expenses                             185              189
                                                        ---------       ----------

             Total operating expenses                        883            1,972
                                                        ---------       ----------

    Income before income taxes                             1,231               93
                                                        ---------       ----------


    Provision for income taxes:
        Federal                                              369               18
        State                                                 85                7
                                                        ---------       ----------

             Total income taxes                              454               25
                                                        ---------       ----------


             Net income                                      777               68
                                                        =========       ==========

    Earnings per share
             Primary                                       $0.51            $0.04
                                                        =========       ==========

             Fully diluted                                 $0.51            $0.04
                                                        =========       ==========

             Dividends per share                           $0.13            $0.11
                                                        =========       ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                 For the Three Months Ended September 30, 1997
                                 (In thousands)

                                                                                   Unrealized
                                                                                        Gains  Stock Held in
                                            Additional                          on Securities       Deferred            Total
                                  Common       Paid-in    Treasury    Retained      Available   Compensation    Stockholders'
                                   Stock       Capital       Stock    Earnings       for sale          Trust           Equity
                              -----------   ----------- -----------  ---------- --------------  -------------   -------------
Balance, June 30, 1997               $15        $4,690     ($1,626)    $18,095           $206          ($118)        $21,262

Stock options exercised
  (3,128 shares)                     ---            12         ---         ---            ---            ---              12

Dividends on common stock
   at $0.13 per share                ---           ---         ---        (188)           ---            ---            (188)

Unrealized gains on
   securities available
      for sale                       ---           ---         ---         ---            118            ---             118

Net income                           ---           ---         ---         777            ---            ---             777
                              -----------   -----------  ----------  ---------- --------------  -------------   -------------

Balance, September 30, 1997          $15        $4,702     ($1,626)    $18,684           $324          ($118)        $21,981
                              ============  ===========  ==========  ========== ==============   =============  =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

             For the Three Months Ended September 30, 1997 and 1996
                                 (In thousands)

                                                                                          1997                1996
-------------------------------------------------------------------------------------------------------------------
Net income:                                                                               $777                 $68
      Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                                                                     37                  32
           Provision for possible loan losses                                                8                   8
           Net gain on sale of real estate owned                                           ---                 (18)
           Net gain on sale of investments and mortgage-backed
              securities available for sale                                                (30)                 (6)
           Gain on the sale of loans held for sale                                         (11)                 (7)
           Amortization of deferred loan fees                                              (37)                (36)
           Origination of loans held for sale                                             (366)               (309)
           Proceeds from sale of loans held for sale                                       582                 366
           Decrease (increase) in accrued interest receivable                              237                 (79)
           Increase in accrued interest payable                                          1,056                 903
           Other - net                                                                     390                 893
-------------------------------------------------------------------------------------------------------------------

                      Net cash provided by operating activities                          2,643               1,815
-------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities                                                 (8,455)             (5,000)
      Purchase of investment securities available for sale                                (822)             (1,882)
      Proceeds from investment maturities                                                7,000                 250
      Proceeds from sale of investment securities available for sale                       370                 276
      Principal repayments of investment and
         mortgage-backed securities available for sale                                     274                 387
      Principal repayments of investment and
         mortgage-backed securities                                                         23                 113
      Decrease (increase) in loans                                                         527              (3,247)
      Proceeds from sale of real estate owned                                              ---                  87
      Net additions to office properties and equipment                                    (106)                (51)
-------------------------------------------------------------------------------------------------------------------

                      Net cash used by investing activities                             (1,189)             (9,067)
-------------------------------------------------------------------------------------------------------------------

Financing activities:
      Net (decrease) increase in demand and club accounts                               (1,887)                133
      Net (decrease) increase in time deposit accounts                                    (331)              2,203
      Net (decrease) increase in FHLB advances                                              (1)              2,720
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                        (1,995)             (1,898)
      Stock options exercised                                                               12                  13
      Dividends paid                                                                      (188)               (167)
-------------------------------------------------------------------------------------------------------------------

                      Net cash used by financing activities                             (4,390)              3,004
-------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                 (2,936)             (4,248)
Cash and cash equivalents at beginning of period                                        15,335               9,618
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                             $12,399              $5,370
===================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
           Interest on savings deposits                                                   $845                $854
           Interest on FHLB advances                                                       140                 104
           Income taxes                                                                    292                  68
      Transfer of loans to real estate owned                                                96                 ---

      Cash paid during the period for interest includes interest credited on deposits of $625 and
      $656 for the three months ended September 30, 1997 and 1996, respectively.
===================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1997 AND JUNE 30, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1997. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s ( the "Company") 1997 Annual Report to Stockholders for the year ended June 30, 1997. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share data.

EARNINGS PER SHARE

The average number of common and common equivalent shares used to calculate fully diluted earnings per share for the three months ended September 30, 1997 and 1996 was 1,527,861 and 1,553,253, respectively. The average number of common and common equivalent shares used to calculate primary earnings per share for the three months ended September 30, 1997 and 1996 was 1,518,199 and 1,549,093, respectively.

In February 1997, the FASB released SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of Basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The effect of SFAS No. 128 on the Company's EPS is not expected to be significant.

SECURITIES

The Company accounts for investments in debt and equity securities in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115 ("FAS 115"). FAS 115 requires that investments be classified as either: (1) Securities Held to Maturity- reported at amortized cost, (2) Trading Securities- reported at fair value, or (3) Securities Available for Sale- reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available for sale are reported as a separate component of equity. Unrealized gains of $324, net of tax, on investments classified as available for sale is recorded as a separate component of equity at September 30, 1997.

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

Loans receivable classified as held for sale are recorded in the financial statements at the lower of cost or market.

(2) CONTINGENT LIABILITIES

The Company is subject to a number of asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims is not expected to have a material adverse effect on the Company's financial position, liquidity or results of operations.

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities available for sale are comprised of the following:

                                                  Amortized         Gross Unrealized           Fair
                                                       Cost       Gains        Losses         Value
                                              -----------------------------------------------------
AT SEPTEMBER 30, 1997:

     Corporate notes and commercial paper            $1,500          $2       $  ---         1,502
     Municipal obligations                            4,887         160          ---         5,047
     FNMA preferred stock                               250          11          ---           261
     FHLMC stock                                        250           9          ---           259
     Shay Financial Services
         ARMs Fund                                    8,967          28          ---         8,995
                                              -----------------------------------------------------

                                                     15,854         210          ---        16,064

     Mortgage-backed securities                      12,795         290            8        13,077
                                              -----------------------------------------------------

             Total                                  $28,649        $500           $8       $29,141
                                              =====================================================

At September 30, 1997, the contractual maturities of the                   Amortized          Fair
     debt securities available for sale are:                                    Cost         Value
                                                                        ---------------------------
     Due after five years through ten years                                   $1,500        $1,502
     Due after ten years                                                       4,887         5,047
                                                                        ---------------------------

                                                                              $6,387        $6,549
                                                                        ===========================

     Mortgage-backed securities are shown at their contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock and Shay Financial Services ARMs Fund have no stated maturity.

Note: There were gross realized gains of $30 and $6 recorded during the three months ended September 30, 1997 and 1996, respectively, on the sale of investment securities available for sale. Proceeds from the sale of investment securities available for sale during the three months ended September 30, 1997 and 1996 were $370 and $276, respectively.

Investment securities are comprised of the following:

                                                  Amortized        Gross Unrealized           Fair
                                                       Cost       Gains       Losses         Value
                                              -----------------------------------------------------
AT SEPTEMBER 30, 1997:
     Corporate notes and commercial paper           $16,950         $85           $4       $17,031

     Mortgage-backed securities                       1,197          17            1         1,213
                                              -----------------------------------------------------

             Total                                  $18,147        $102           $5       $18,244
                                              =====================================================

At September 30, 1997, the contractual maturities of the debt securities are:

                                                                           Amortized          Fair
                                                                                Cost         Value
                                                                        ---------------------------
     Due after one year through five years                                    $4,956        $4,967
     Due after five years through ten years                                    6,997         7,008
     Due after five years through ten years                                    4,997         5,056
                                                                        ---------------------------

                                                                             $16,950       $17,031
                                                                        ===========================

     Mortgage-backed securities are shown at their contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)   Loans Receivable

           Loans receivable are comprised of the following:

                                                                     September 30,         June 30,
                                                                              1997             1997
      ----------------------------------------------------------------------------------------------
           First mortgage loans:
              Conventional:
                 1 to 4 family dwellings                                  $113,118         $113,986
                 Multi-family dwellings                                      2,670            2,740
                 Commercial                                                  5,729            5,676
      ----------------------------------------------------------------------------------------------
                                                                           121,517          122,402
              Guaranteed or insured                                             74               76
      ----------------------------------------------------------------------------------------------

           Total long term with monthly amortization                       121,591          122,478
              Construction and development loans                             2,694            3,079
      ----------------------------------------------------------------------------------------------
                                                                           124,285          125,557
           Less: Allowance for possible losses                              (1,301)          (1,358)
                     Loans in process                                         (887)          (1,634)
                     Deferred loan fees                                       (817)            (860)
      ----------------------------------------------------------------------------------------------

                                                                           121,280          121,705
      ----------------------------------------------------------------------------------------------

           Consumer loans:
                 Home improvement loans (net of unearned
                     discounts of $25 and $34)                                 236              291
                 Mobile home loans                                             501              747
                 Loans secured by savings accounts                             281              288
                 Commercial loans                                              890              998
                 Installment loans                                          21,429           21,226
      ----------------------------------------------------------------------------------------------
                                                                            23,337           23,550
           Less: Allowance for possible losses                                (541)            (585)
      ----------------------------------------------------------------------------------------------

                                                                            22,796           22,965
      ----------------------------------------------------------------------------------------------

                                                                          $144,076         $144,670
      ==============================================================================================

      Changes in the allowance for possible loan losses for the three months ended September 30, 1997 and 1996 are as follows:

                                                                              1998             1997
      ----------------------------------------------------------------------------------------------
      Balance at beginning of the fiscal year                               $1,943           $1,899
      Provision for losses                                                       8                8
      Charge-offs                                                             (113)             (21)
      Recoveries                                                                 4               21
      ----------------------------------------------------------------------------------------------

      Balance at September 30,                                              $1,842           $1,907
      ==============================================================================================


At September 30, 1997, the recorded investment in loans that are considered to be impaired under Statement 114 was $411. Included in this amount is $175 of impaired loans for which the related allowance for credit losses is $8, and $236 of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the three months ended September 30, 1997 was approximately $446. For the three months ended September 30, 1997, the Company recognized interest income on those impaired loans of $1 which was recognized using the cash basis method of income recognition.

                                                                                  September 30,
                                                                              1997             1996
                                                                     -----------------------------------
      Non-accrual loans                                                       $816             $733
      Non-accrual loans as a percent of total loans                           0.57%            0.50%
      ---------------------------------------------

      All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET DATA                                                             At September 30,
                                                                            1997              1996
                                                                        ------------      ------------
                                                                       (In thousands except per share data)
                                                                                  (Unaudited)
Total assets                                                                 $209,980          $201,911
Money market investments                                                        7,210             1,344
Interest-earning deposits with other institutions                               4,294             3,485
Investment securities available for sale                                       16,064            13,278
Investment securities                                                          16,950            14,698
Mortgage-backed securities available for sale                                  13,077            13,625
Mortgage-backed securities                                                      1,197             1,433
Loans receivable held for sale                                                  1,622             1,577
Loans receivable, net                                                         144,076           146,807
Savings deposits                                                              172,801           167,019
FHLB advances                                                                  11,043             9,047
Retained earnings                                                              18,684            16,337
Stockholders' equity                                                           21,981            21,008
Stockholders' equity per share                                                 $15.20            $13.87

STATISTICAL PROFILE                                                               Three months ended
                                                                                      September 30,
                                                                        -----------------------------------

                                                                                 1997              1996
                                                                        -----------------------------------

Average yield earned on all interest-earning assets                                 7.66%             7.73%
Average rate paid on all interest-bearing liabilities                               4.53              4.40
Average interest rate spread                                                        3.13              3.33
Net yield on average interest-earning assets                                        3.71              3.90
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                                        115.62            115.82
Return on average assets (1) (2)                                                    1.48              0.14
Return on average assets (1) (3)                                                    1.48              1.44
Return on average equity (1) (2)                                                   14.41              1.28
Return on average equity (1) (3)                                                   14.41             13.58
Average equity to average assets                                                   10.27             10.61

----------------------------------------------------

(1) Amounts are annualized.

(2) Percentages for the three months ended September 30, 1996, after effect of the one-time special SAIF assessment.

(3) Percentages for the three months ended September 30, 1996, before effect of the one-time special SAIF assessment.

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended September 30, 1997 was $777,000 compared to $68,000 for the same period in the prior year. The $68,000 of net income during the three months ended September 30, 1996 reflects the effect of the imposition of a $1.1 million pre-tax charge for the Federal Deposit Insurance Corporation's ("FDIC") one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). For the three months ended September 30, 1997, other expenses decreased by $1.1 million primarily due to the SAIF assessment and other income increased by $57,000 or 33.9% compared to the same period in the prior year. Such benefits were partially offset by a $429,000 increase in income tax expense and a $8,000 decrease in net interest income. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $8,000 or .4% during the three months ended September 30, 1997 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 3.33% for the quarter ended September 30, 1996 to 3.13% for the quarter ended September 30, 1997. This decrease was partially offset by a $900,000 or 3.4% increase in average net earning assets for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. The decrease in the average interest rate spread was primarily due to an increase in the average interest rate paid on interest-bearing liabilities from 4.40% for the quarter ended September 30, 1996 to 4.53% for the quarter ended September 30, 1997. In addition, the average rate earned on the Bank's interest-earning assets decreased from 7.73% for the quarter ended September 30, 1996 to 7.66% for the quarter ended September 30, 1997.

Interest income on loans receivable and loans held for sale decreased by $31,000 or 1.0% during the three months ended September 30, 1997 as compared to the same period in the prior year. This was primarily due to a $3.3 million or 2.7% decrease in the average outstanding balance of mortgage loans receivable for the quarter ended September 30, 1997 as compared to the same period of the prior year. This decrease was partially offset by a $669,000 or 2.8% increase in the average outstanding balance of consumer loans receivable for the quarter ended September 30, 1997 as compared to the same period in the prior year. In addition, the average yield on loans receivable increased from 8.07% for the quarter ended September 30, 1996 to 8.18% for the quarter ended September 30, 1997. The increase in the average yield on loans receivable was primarily due to an increase in the origination of fixed rate mortgage loans which generally have higher rates of interest compared to adjustable rate loans. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities and mortgage-backed securities available for sale decreased by $14,000 or 5.2% during the quarter ended September 30, 1997 as compared to the September 30, 1996 quarter. This decrease was primarily due to a

$1.1 million or 7.2% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended September 30, 1997 as compared to the September 30, 1996 quarter. This decrease was partially offset by an increase in the average yield on mortgage-backed securities from 7.05% for the quarter ended September 30, 1996 to 7.20% for the quarter ended September 30, 1997. At September 30, 1997, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $282,000. The available for sale portfolio consists of fixed and adjustable rate securities with an average yield of 7.36% at September 30, 1997. Rising interest rates would reduce the unrealized gains in this portfolio if the fixed rate securities were not sold. The held to maturity portfolio consists of three adjustable rate collateralized mortgage obligations (CMO's) with an average yield of 6.92% at September 30, 1997. At September 30, 1997, the Bank's portfolio of mortgage-backed securities had net unrealized gains of $16,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments and investments available for sale increased during the three months ended September 30, 1997 by $148,000 or 30.1% from the comparable period in 1996, primarily due to a $9.8 million or 32.5% increase in the average outstanding balance of such securities for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996. This increase was partially offset by a decrease in the average yield on investment securities from 6.50% for the quarter ended September 30, 1996 to 6.37% for the quarter ended September 30, 1997. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB"). At September 30, 1997, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $210,000 and $81,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended September 30, 1997 by $42,000 or 131.3% from the comparable period in 1996. This increase was primarily due to an increase of $2.9 million or 118.5% in the average outstanding balance of interest-earning deposits for the quarter ended September 30, 1997 as compared to the September 30, 1996 quarter. Also contributing to the increase in interest income on interest-earning deposits was an increase in the average yield on interest-earning deposits from 5.21% for the quarter ended September 30, 1996 to 5.50% for the quarter ended September 30, 1997.

Interest expense on deposits increased by $144,000 or 8.2% for the quarter ended September 30, 1997, compared to the same period in 1996 primarily due to a $7.4 million or 4.6% increase in the average outstanding balance of deposits during the quarter ended September 30, 1997 as compared to the same period of the prior year. In addition, the average interest rate paid on savings deposits increased slightly from 4.34% for the quarter ended September 30, 1996 to 4.48% for the quarter ended September 30, 1997.

Interest expense on borrowings increased $9,000 or 8.1% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 due to a $610,000 or 7.7% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings increased slightly from 5.58% for the quarter ended September 30, 1996 to 5.59% for the quarter ended September 30, 1997.

PROVISION FOR POSSIBLE LOAN LOSSES. The Bank provided $8,000 to its allowance for possible loan losses for each of the quarters ended September 30, 1997 and 1996, respectively. Such provisions were the result of an analysis of the adequacy of the allowance for possible loan losses in connection with a review of the Bank's loan portfolio.

At September 30, 1997 and 1996, the Bank's allowance for possible loan losses amounted to $1.8 million and $1.9 million, respectively, or 1.3% of the total loan portfolio. As a percentage of non-performing loans (loans delinquent 90 days and over), the allowance for possible loan losses was 225.7% and 260.2% at September 30, 1997 and 1996, respectively.

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

OTHER INCOME. Total other income increased by $57,000 or 33.9% to $225,000 for the quarter ended September 30, 1997 as compared to the same period in 1996. This was primarily due to a $24,000 increase in net gains on the sale of investments available for sale, an $18,000 increase in fees and service charges, an $11,000 increase in other income and a $4,000 increase in gains on the sale of loans receivable held for sale during the three months ended September 30, 1997 as compared to the same period in the prior year.

OPERATING EXPENSES. Total operating expenses decreased by $1.1 million or 55.2% during the quarter ended September 30, 1997 as compared to the comparable 1996 quarter. This decrease was primarily due to the $1.1 million pre-tax SAIF assessment during the quarter ended September 30, 1996, a $67,000 decrease in federal insurance premiums, and $4,000 decrease in other operating expenses. Such decreases were partially offset by a $28,000 increase in compensation and benefits, a $8,000 net increase in real estate owned expenses and a $3,000 increase in both premises and occupancy and data processing expenses. The decrease in federal insurance premiums was due to the premiums being lowered for SAIF insured institutions for the quarterly insurance period beginning January 1, 1997. The Bank currently pays approximately 6.30 basis points for each $100.00 of insured deposits.

INCOME TAX EXPENSE. Income tax expense increased by $429,000 for the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996 as a result of the SAIF assessment recorded during the quarter ended September 30, 1996.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets decreased by $2.0 million or 1.0% from June 30, 1997 to September 30, 1997. The largest decreases were a $1.9 million decrease in money market investments, a $1.5 million decrease in interest-earning deposits with other institutions and a $594,000 decrease in net loans receivable. These decreases were partially offset by a $1.5 million increase in investment securities and a $570,000 increase in investment securities available for sale. The largest components of change in liabilities were a $2.2 million decrease in savings deposits and a $2.0 million decrease in advance deposits by borrowers for taxes and insurance partially offset by a $1.1 million increase in accrued interest payable. The decrease in money market investments and interest-earning deposits in other institutions was primarily due to the use of such assets to fund the purchases of investment securities and the decreases in savings deposits.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I
(Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 1997, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 10.19% and 21.37%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 1997.

                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                       --------    ----------   ----------
                                           (Dollar amounts in thousands)

Equity Capital (1)                      $21,746       $21,746      $21,746
Less unrealized securities gains           (324)         (324)        (324)
Plus general valuation allowances (2)         -             -        1,338
                                        -------       -------      -------
   Total regulatory capital              21,422        21,422       22,760
Minimum required capital                  8,409         4,281        8,561
                                        -------       -------       ------
   Excess regulatory capital            $13,013       $17,141      $14,199
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $10,511       $ 6,391      $10,651
                                        =======       =======      =======

Regulatory capital as a percentage (3)    10.19%        20.11%       21.37%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    6.19%        16.11%       13.37%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====

----------------------------------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended September 30, 1997.

(2) Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $210,213. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $106,513.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         The Company outsources its primary data processing functions. A challenging problem exits as the millennium ("year 2000") approaches as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. To date, the Company has received confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the year 2000 problem.

         The Company has established a management committee to identify all of its functions potentially affected by the year 2000, and to ensure that re-programming of the affected systems will be completed by December 31, 1998, thus allowing adequate time for testing. The Company does not anticipate that the year 2000 issue will pose any significant operational problems or will have any material impact on its results of operations. However, if the modifications and conversions are not completed timely, the year 2000 problem may have a material impact on the operations of the Company.

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

Date: November 14, 1997