Form 10-Q
period 1997-12-31
LAUREL CAPITAL GROUP INC
filed 1998-02-17
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                     to
                                ------------------    ------------------
Commission File Number: 0-23101

                                 LAUREL CAPITAL GROUP, INC.
                  ------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

              Pennsylvania                            25-1717451
     -------------------------------              ------------------
     (State or other jurisdiction of                 (IRS Employer
     incorporation or organization)               Identification No.)

          2724 Harts Run Road
       Allison Park, Pennsylvania                         15101
---------------------------------------                 ---------
(Address of principal executive office)                 (Zip Code)

Registrant's telephone number including area code:  (412) 487-7404


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for the past 90 days.   YES  X     NO
                                                  ---         ---

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

                           Class: Common stock, par value $.01 per share Outstanding at January 31, 1998: 2,288,565 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                               PAGE

Part I - Financial Information

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of                            1
                  December 31, 1997 (Unaudited) and June 30, 1997

                  Consolidated Statements of Operations for the Three and                         2
                  Six Months Ended December 31, 1997 and 1996 (Unaudited)

                  Consolidated Statements of Stockholders' Equity for the                         3
                  Six Months Ended December 31, 1997 (Unaudited)

                  Consolidated Statements of Cash Flows for the Six                               4
                  Months Ended December 31, 1997 and 1996 (Unaudited)

                  Notes to (Unaudited) Consolidated Financial Statements                        5-9

Item 2.           Management's Discussion and Analysis of Financial                           10-17
                            Condition and Results of Operations


Part II - Other Information

                  Item 1.  Legal Proceedings                                                     18

                  Item 2.  Changes in Securities and Use of Proceeds                             18

                  Item 3.  Defaults upon Senior Securities                                       18

                  Item 4.  Submission of Matters to a Vote of                                    18
                           Security Holders

                  Item 5.  Other Information                                                     19

                  Item 6.  Exhibits and Reports on Form 8-K                                      19

Signatures                                                                                       20

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)



                                                               December 31                      June 30
                                                                      1997                         1997
-------------------------------------------------------------------------------------------------------
                                                                (unaudited)

       ASSETS


Cash                                                                   $1,182                      $406
Money market investments                                                7,310                     9,086
Interest-earning deposits with other institutions                       3,273                     5,843
Investment securities available for sale                               15,008                    15,494
Investment securities  (market value of $20,548 and $15,504)           20,441                    15,494
Mortgage-backed securities available for sale                          12,760                    13,259
Mortgage-backed securities (market value of $1,191 and $1,230)          1,173                     1,220
Loans receivable, held for sale                                         1,606                     1,827

Loans receivable, net of unearned discounts of $18 and $34            147,740                   146,613
Allowance for possible loan losses                                     (1,821)                   (1,943)
-------------------------------------------------------------------------------------------------------
       Loans receivable, net                                          145,919                   144,670

Federal Home Loan Bank Stock                                            1,277                     1,277
Real estate owned                                                          84                        --
Accrued interest receivable:
       Loans                                                              826                       894
       Interest-earning deposits and investments                          484                       505
       Mortgage-backed securities                                          82                        86

Office properties and equipment, net of accumulated depreciation        1,317                     1,267
Prepaid expenses and sundry assets                                        637                       659
-------------------------------------------------------------------------------------------------------
                     Total Assets                                    $213,379                  $211,987
-------------------------------------------------------------------------------------------------------

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Savings deposits                                              $173,969                  $175,019
       FHLB Advances                                                   13,036                    11,044
       Advance deposits by borrowers for taxes and insurance            2,210                     3,154
       Accrued interest payable on savings deposits                       577                       533
       Accrued income taxes                                               126                       289
       Other accrued expenses and sundry liabilities                      910                       686
-------------------------------------------------------------------------------------------------------
                     Total Liabilities                                190,828                   190,725
-------------------------------------------------------------------------------------------------------
Stockholders' Equity

       Common stock,  $.01 par value;  5,000,000
          shares authorized;  2,288,490 and 2,277,913 shares
          issued respectively                                              23                        23
       Additional paid-in capital                                       4,726                     4,682
       Treasury stock, at cost (113,670 shares)                        (1,626)                   (1,626)
       Retained earnings                                               19,168                    18,095
       Unrealized gains on securities available for sale, net of tax      378                       206
       Stock held in deferred compensation trust                         (118)                     (118)
-------------------------------------------------------------------------------------------------------
                     Total Stockholders' Equity                        22,551                    21,262
-------------------------------------------------------------------------------------------------------
                     Total Liabilities and Stockholder's Equity      $213,379                  $211,987
-------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

          For the Three and Six Months Ended December 31, 1997 and 1996
                      (In thousands, except per share data)


                                                                         Three months ended       Six months ended
                                                                             December 31,            December 31,
                                                                         ------------------       -----------------
                                                                           1997       1996          1997       1996
                                                                           ----       ----          ----       ----
      Interest Income:
             Loans                                                        2,919      2,993         5,869      5,973
             Mortgage-backed securities                                     249        260           504        529
             Investments                                                    669        533         1,308      1,024
             Interest-earning deposits                                       67         37           140         69
                                                                         ------     ------        ------     ------
                    Total interest income                                 3,904      3,823         7,821      7,595

      Interest expense:
             Savings deposits                                             1,877      1,791         3,778      3,548
             Borrowings                                                     157        121           277        232
                                                                         ------     ------        ------     ------
                    Total interest expense                                2,034      1,912         4,055      3,780
                                                                         ------     ------        ------     ------
      Net interest income before provision
             for possible loan losses                                     1,870      1,911         3,766      3,815
      Provision for possible loan losses                                      2          7             9         15
                                                                         ------     ------        ------     ------
      Net interest income after provision
             for possible loan losses                                     1,868      1,904         3,757      3,800
                                                                         ------     ------        ------     ------
      Other income:
             Service charges                                                163        119           305        243
             Net gain on sale of investments and
                    mortgage-backed securities available for sale            16         85            46         91
             Gain on the sale of loans held for sale                          6          3            17         10
             Other operating income                                          39         27            81         58
                                                                         ------     ------        ------     ------
                    Total other income                                      224        234           449        402
                                                                         ------     ------        ------     ------
      Operating expenses:
             Compensation, payroll taxes and
                    fringe benefits                                         444        442           890        860
             Premises and occupancy costs                                   120        127           241        245
             Federal insurance premiums                                      28         --            55         94
             Special SAIF assessment                                         --         --            --      1,059
             Net loss (income) on real estate owned                          14         (4)           14        (12)
             Data processing expense                                         65         63           127        122
             Professional fees                                              143         57           185        100
             Other operating expenses                                       219        215           404        404
                                                                         ------     ------        ------     ------
                    Total operating expenses                              1,033        900         1,916      2,872
                                                                         ------     ------        ------     ------
      Income before income taxes                                          1,059      1,238         2,290      1,330
                                                                         ------     ------        ------     ------

      Provision for income taxes:
             Federal                                                        314        373           683        391
             State                                                           73         89           158         96
                                                                         ------     ------        ------     ------
                    Total income taxes                                      387        462           841        487
                                                                         ------     ------        ------     ------

                    Net income                                           $  672     $  776        $1,449     $  843
                                                                         ======     ======        ======     ======
      Earnings per share
                    Basic                                                $ 0.31     $ 0.34        $ 0.67     $ 0.37
                                                                         ======     ======        ======     ======

                    Diluted                                              $ 0.29     $ 0.34        $ 0.63     $ 0.37
                                                                         ======     ======        ======     ======
                    Dividends per share                                  $ 0.09     $ 0.07        $ 0.18     $ 0.14
                                                                         ======     ======        ======     ======

      See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                   For the Six Months Ended December 31, 1997
                                 (In thousands)


                                                                                     Unrealized
                                                                                          Gains    Stock Held in
                                        Additional                                on Securities         Deferred         Total
                               Common      Paid-in       Treasury      Retained       Available     Compensation  Stockholders'
                                Stock      Capital         Stock       Earnings        for sale            Trust        Equity
                               ------   ----------       --------      --------   -------------    -------------  ------------

Balance, June 30, 1997           $23      $4,682         ($1,626)       $18,095        $206            ($118)       $21,262

Stock options exercised
     (10,662 shares)              --          44              --             --          --               --             44

Dividends on common stock
     at $0.18 per share           --          --              --           (376)         --               --           (376)

Unrealized gains on
     securities available
       for sale                   --          --              --              --        172               --            172

Net income                        --          --              --           1,449         --               --          1,449
                              ------      ------         -------         -------     ------           ------        -------
Balance, December 31, 1997       $23      $4,726         ($1,626)        $19,168     $  378            ($118)       $22,551
                              ======      ======         =======         =======     ======           ======        =======

The Balances at June 30, 1997 reflect the effects of the three-for-two stock split paid on January 16, 1998.


See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

               For the Six Months Ended December 31, 1997 and 1996
                                 (In thousands)


                                                                                    1997                         1996
---------------------------------------------------------------------------------------------------------------------
Net income:                                                                       $1,449                         $843
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                          74                           67
                Provision for possible loan losses                                     9                           15
                Net loss (gain) on sale of real estate owned                          12                          (18)
                Net gain on sale of investments and mortgage-backed
                   securities available for sale                                     (46)                         (91)
                Gain on the sale of loans held for sale                              (17)                         (10)
                Amortization of deferred loan fees                                   (85)                         (89)
                Origination of loans held for sale                                  (634)                        (603)
                Proceeds from sale of loans held for sale                            872                          581
                Decrease (increase) in accrued interest receivable                    93                         (137)
                Increase in accrued interest payable                                  44                           36
                Other - net                                                          (12)                         277
---------------------------------------------------------------------------------------------------------------------
                              Net cash provided by operating activities            1,759                          871
---------------------------------------------------------------------------------------------------------------------
Investing activities:
      Purchase of investment securities                                          (13,644)                      (5,000)
      Purchase of investment securities available for sale                        (1,550)                      (4,159)
      Proceeds from investment maturities                                         10,200                        2,250
      Proceeds from sale of investment securities available for sale                 739                          794
      Principal repayments of investment and
         mortgage-backed securities available for sale                               606                          706
      Principal repayments of investment and
         mortgage-backed securities                                                   47                          210
      Increase in loans                                                           (1,336)                      (1,544)
      Proceeds from sale of real estate owned                                         67                           87
      Net additions to office properties and equipment                              (124)                         (62)
---------------------------------------------------------------------------------------------------------------------
                              Net cash used by investing activities               (4,995)                      (6,718)
---------------------------------------------------------------------------------------------------------------------
Financing activities:
      Net (decrease) increase in demand and club accounts                           (968)                         744
      Net (decrease) increase in time deposit accounts                               (82)                       4,382
      Net increase in FHLB advances                                                1,992                          719
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                    (944)                        (982)
      Stock options exercised                                                         44                           21
      Dividends paid                                                                (376)                        (333)
---------------------------------------------------------------------------------------------------------------------
                              Net cash used by financing activities                 (334)                       4,551
---------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                           (3,570)                      (1,296)
Cash and cash equivalents at beginning of period                                  15,335                        9,618
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                       $11,765                       $8,322
---------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------------------------
      Cash paid during the period for:
                Interest on savings deposits                                      $3,734                       $3,523
                Interest on FHLB advances                                            300                          192
                Income taxes                                                       1,044                          206
      Transfer of loans to real estate owned                                         163                           --
---------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for interest includes interest credited on deposits of $3,247 and $3,059 for the six months ended December 31, 1997 and 1996, respectively.
--------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997 AND JUNE 30, 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1997 except for the adoption of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard No. 128, "Earnings Per Share", discussed below. The results of operations for the three and six months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 1997 Annual Report to Stockholders for the year ended June 30, 1997. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share data.

STOCK SPLIT

On December 18, 1997, the Company's Board of Directors declared a three-for-two stock split payable on January 16, 1998 to stockholders of record on January 2, 1998. An amount equal to the par value of the shares issued has been transferred from additional paid-in-capital to common stock. The number of shares and per share amounts have been restated to reflect this distribution.

EARNINGS PER SHARE

In February 1997, the FASB released SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. The Company adopted SFAS No. 128 as of December 31, 1997 and all prior period per share amounts have been restated.

The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended       Six Months Ended
                                            December 31,            December 31,
Numerator:                                1997        1996         1997       1996
                                          ----------------         ---------------
Net income                                $672        $776         $1,449     $843
                                          ----        ----          -----     ----
 Numerator for basic and
  diluted earnings per share              $672        $776         $1,449     $843
                                          ====        ====          =====     ====
Denominator:

Denominator for basic
 earnings per share-
 weighted-average shares                 2,171       2,273          2,170    2,271

Effect of dilutive securities:
 Employee stock options                    136          40            124       36
                                         -----       -----          -----    -----

Denominator for diluted earnings
 per share-weighted-average shares
 And assumed conversions                 2,307       2,313          2,294    2,307
                                         =====       =====          =====    =====

Basic earnings per share                 $0.31       $0.34          $0.67    $0.37
                                         =====       =====          =====    =====

Diluted earnings per share               $0.29       $0.34          $0.63    $0.37
                                         =====       =====          =====    =====


SECURITIES

The Company accounts for investments in debt and equity securities in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115 ("FAS 115"). FAS 115 requires that investments be classified as either: (1) Securities Held to Maturity--reported at amortized cost, (2) Trading Securities--reported at fair value, or (3) Securities Available for Sale--reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available for sale are reported as a separate component of equity. Unrealized gains of $378, net of tax, on investments classified as available for sale is recorded as a separate component of equity at December 31, 1997.


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

Loans receivable classified as held for sale are recorded in the financial statements in the aggregate at the lower of cost or market.


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

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities available for sale are comprised of the following:

                                                    Amortized                  Gross Unrealized               Fair
                                                         Cost              Gains             Losses          Value
                                         --------------------------------------------------------------------------------
AT DECEMBER 31, 1997:
     Municipal obligations                            $ 4,888               $234             $   --          5,122
     FNMA preferred stock                                 250                 14                 --            264
     FHLMC preferred stock                                250                 10                 --            260
     FHLMC  common stock                                  243                  8                 --            251
     Shay Financial Services
         ARMs Fund                                      9,101                 10                 --          9,111
                                         --------------------------------------------------------------------------------

                                                       14,732                276                 --         15,008

     Mortgage-backed securities                        12,463                301                  4         12,760
                                         --------------------------------------------------------------------------------

             Total                                    $27,195               $577                 $4        $27,768
                                         --------------------------------------------------------------------------------


At December 31, 1997, the contractual maturities of the debt securities                  Amortized               Fair
     available for sale are:                                                                Cost                 Value
                                                                                ----------------------------------------

     Due after ten years                                                                    $4,888               $5,122
                                                                                ----------------------------------------

                                                                                            $4,888               $5,122
                                                                                ========================================


     Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock and Shay Financial Services ARMs Fund have no stated maturity.

Note: There were gross realized gains of $46 and $91 recorded during the six months ended December 31, 1997 and 1996, respectively, on the sale of investment securities available for sale. Proceeds from the sale of investment securities available for sale during the three months ended December 31, 1997 and 1996 were $739 and $794, respectively.



Investment securities are comprised of the following:

                                                             Amortized        Gross Unrealized             Fair
                                                                Cost        Gains          Losses         Value
                                                           ----------------------------------------------------
AT DECEMBER 31, 1997:
     Corporate notes and commercial paper                    $20,441         $110              $3       $20,548

      Mortgage-backed securities                               1,173           18              --         1,191
                                                           ----------------------------------------------------

             Total                                           $21,614         $128              $3       $21,739
                                                           ----------------------------------------------------


At December 31, 1997, the contractual maturities of the debt securities are:             Amortized          Fair
                                                                                              Cost         Value
                                                                                ---------------------------------

     Due in less than one year                                                             $   993       $   993
     Due after one year through five years                                                   6,455         6,466
     Due after five years through ten years                                                  7,996         8,018
     Due after ten years                                                                     4,997         5,071
                                                                                ---------------------------------
                                                                                           $20,441       $20,548
                                                                                =================================


     Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4) Loans Receivable

     Loans receivable are comprised of the following:


                                                                      December 31,            June 30,
                                                                              1997                1997
-------------------------------------------------------------------------------------------------------
     First mortgage loans:
        Conventional:
           1 to 4 family dwellings                                        $113,369            $113,986
           Multi-family dwellings                                            2,586               2,740
           Commercial                                                        6,583               5,676
-------------------------------------------------------------------------------------------------------
                                                                           122,538             122,402
        Guaranteed or insured                                                   72                  76
-------------------------------------------------------------------------------------------------------

     Total long term with monthly amortization                             122,610             122,478
        Construction and development loans                                   3,540               3,079
-------------------------------------------------------------------------------------------------------
                                                                           126,150             125,557
     Less: Allowance for possible losses                                    (1,273)             (1,358)
               Loans in process                                             (1,995)             (1,634)
               Deferred loan fees                                             (766)               (860)
-------------------------------------------------------------------------------------------------------

                                                                           122,116             121,705
-------------------------------------------------------------------------------------------------------

     Consumer loans:
           Home improvement loans (net of unearned
               discounts of $18 and $34)                                       183                 291
           Mobile home loans                                                   417                 747
           Loans secured by savings accounts                                   322                 288
           Commercial loans                                                    787                 998
           Installment loans                                                22,642              21,226
-------------------------------------------------------------------------------------------------------
                                                                            24,351              23,550
     Less: Allowance for possible losses                                      (548)               (585)
-------------------------------------------------------------------------------------------------------
                                                                            23,803              22,965
-------------------------------------------------------------------------------------------------------
                                                                          $145,919            $144,670
-------------------------------------------------------------------------------------------------------

Changes in the allowance for possible loan losses for the six months ended December 31, 1997 and 1996 are as follows:


                                                        1998             1997
------------------------------------------------------------------------------

Balance at beginning of the fiscal year               $1,943           $1,899
Provision for losses                                       9               15
Charge-offs                                             (144)             (25)
Recoveries                                                13               34
------------------------------------------------------------------------------

Balance at December 31,                               $1,821           $1,923
------------------------------------------------------------------------------


At December 31, 1997, the recorded investment in loans that are considered to be impaired under Statement 114 was $436. Included in this amount is $102 of impaired loans for which the related allowance for credit losses is $4, and $334 of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the six months ended December 31, 1997 was approximately $443. For the six months ended December 31, 1997, the Company recognized interest income on those impaired loans of $1 which was recognized using the cash basis method of income recognition.

                                                                              December 31,
                                                                          1997           1996
                                                                          -------------------
Non-accrual loans                                                         $809           $668
Non-accrual loans as a percent of total loans                             0.55%          0.46%
---------------------------------------------

All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET DATA                                                        At December 31,
                                                                    1997                  1996
                                                                 ------------------------------------
                                                                 (In thousands except per share data)
                                                                            (Unaudited)

Total assets                                                       $213,379              $202,474
Money market investments                                              7,310                 3,875
Interest-earning deposits with other institutions                     3,273                 3,761
Investment securities available for sale                             15,008                15,135
Investment securities                                                20,441                12,698
Mortgage-backed securities available for sale                        12,760                13,388
Mortgage-backed securities                                            1,173                 1,336
Loans receivable held for sale                                        1,606                 1,659
Loans receivable, net                                               145,919               145,150
Savings deposits                                                    173,969               169,809
FHLB advances                                                        13,036                 7,046
Retained earnings                                                    19,168                16,946
Stockholders' equity                                                 22,551                21,685
Stockholders' equity per share  (1)                                  $10.37                 $9.54

STATISTICAL PROFILE                                               Three months ended                       Six months ended
                                                                        December 31,                           December 31,
                                                             ------------------------------     ------------------------------
                                                                  1997              1996             1997             1996
                                                             ------------------------------     ------------------------------
Average yield earned on all interest-earning assets               7.57%             7.76%            7.62%            7.74%
Average rate paid on all interest-bearing liabilities             4.56              4.45             4.54             4.42
Average interest rate spread                                      3.01              3.31             3.08             3.32
Net yield on average interest-earning assets                      3.62              3.88             3.67             3.89
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                      116.45            115.65           116.03           115.74
Return on average assets (2) (3)                                  1.27              1.54             1.37             0.84
Return on average assets (2) (4)                                  1.27              1.54             1.37             1.49
Return on average equity  (2) (3)                                12.07             14.51            13.22             7.90
Return on average equity  (2) (4)                                12.07             14.51            13.22            14.00
Average equity to average assets                                 10.54             10.59            10.39            10.34

-----------------------------------------------------------------

(1) Amounts reflect the effects of the three-for-two stock split paid on January 16, 1998.

(2) Amounts are annualized.

(3) Percentages for the six months ended December 31, 1996, after effect of the one-time special SAIF assessment.

(4) Percentages for the six months ended December 31, 1996, before effect of the one-time special SAIF assessment.

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended December 31, 1997 was $672,000 compared to $776,000 for the same period in the prior year. The decrease of $104,000 or 13.4% was primarily the result of a $133,000 or 14.8% increase in operating expenses, a $41,000 or 2.2% decrease in net interest income and a $10,000 or 4.3% decrease in other income partially offset by a $75,000 or 16.2% decrease in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $41,000 or 2.2% during the three months ended December 31, 1997 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 3.31% for the quarter ended December 31, 1996 to 3.01% for the quarter ended
December 31, 1997. This decrease was partially offset by a $2.5 million or 9.2% increase in average net earning assets for the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on interest-earning assets from 7.76% for the quarter ended
December 31, 1996 to 7.57% for the quarter ended December 31, 1997. In addition, the average rate paid on the Bank's interest-bearing liabilities increased from 4.45% for the quarter ended December 31, 1996 to 4.56% for the quarter ended December 31, 1997.

Interest income on loans receivable and loans held for sale decreased by $74,000 or 2.5% during the three months ended December 31, 1997 as compared to the same period in the prior year. This was primarily due to a decrease in the average yield on loans receivable from 8.13% for the quarter ended December 31, 1996 to 7.98% for the quarter ended December 31, 1997. In addition, the average outstanding balance of loans receivable decreased for the quarter ended
December 31, 1997 by $900,000 or .6% as compared to the same period in the prior year. The decrease in the average yield on loans receivable was primarily due to a general decline in interest rates in the Bank's market area over the past year. The decline in the average outstanding balance of loans receivable was partially offset by an $801,000 or 3.3% increase in average outstanding balance of consumer loans. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities and mortgage-backed securities available for sale decreased by $11,000 or 4.2% during the quarter ended December 31, 1997 as compared to the December 31, 1996 quarter. This decrease was primarily due to a $926,000 or 6.3% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended December 31, 1997 as compared to the December 31, 1996 quarter. This decrease was partially offset by an increase in the average yield on mortgage-backed securities from 7.03% for the quarter ended December 31, 1996 to 7.18% for the quarter ended December 31, 1997. At December 31, 1997, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $297,000. The available for sale portfolio consists of fixed and adjustable rate securities with an average yield of 7.33% at December 31, 1997. Rising interest rates would reduce the unrealized gains in this portfolio if the fixed rate securities were not sold. The held to maturity portfolio consists of three adjustable rate collateralized mortgage obligations (CMO's) with an average yield of 6.95% at December 31, 1997. At December 31, 1997, the Bank's portfolio of mortgage-backed securities had net unrealized gains of $18,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."


Interest income on investments and investments available for sale increased during the three months ended December 31, 1997 by $136,000 or 25.5% from the comparable period in 1996, primarily due to a $9.0 million or 27.9% increase in the average outstanding balance of such securities for the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996. This increase was partially offset by a decrease in the average yield on investment securities from 6.57% for the quarter ended December 31, 1996 to 6.43% for the quarter ended December 31, 1997. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB"). At December 31, 1997, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $276,000 and $107,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended December 31, 1997 by $30,000 or 81.1% from the comparable period in 1996. This increase was primarily due to an increase of $2.0 million or 71.1% in the average outstanding balance of interest-earning deposits for the quarter ended December 31, 1997 as compared to the December 31, 1996 quarter. Also contributing to the increase in interest income on interest-earning deposits was an increase in the average yield on interest-earning deposits from 5.18% for the quarter ended December 31, 1996 to 5.39% for the quarter ended December 31, 1997.

Interest expense on deposits increased by $86,000 or 4.8% for the quarter ended December 31, 1997, compared to the same period in 1996 primarily due to a $4.3 million or 2.7% increase in the average outstanding balance of deposits during the quarter ended December 31, 1997 as compared to the same period of the prior year. In addition, the average interest rate paid on savings deposits increased slightly from 4.39% for the quarter ended December 31, 1996 to 4.48% for the quarter ended December 31, 1997.

Interest expense on borrowings increased $36,000 or 29.8% for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 due to a $2.4 million or 29.0% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings increased slightly from 5.70% for the quarter ended December 31, 1996 to 5.74% for the quarter ended December 31, 1997.

PROVISION FOR POSSIBLE LOAN LOSSES. The Bank provided $2,000 and $7,000 to its allowance for possible loan losses for the quarters ended December 31, 1997 and 1996, respectively. Such provisions were the result of an analysis of the adequacy of the allowance for possible loan losses in connection with a review of the Bank's loan portfolio.

At December 31, 1997 and 1996, the Bank's allowance for possible loan losses amounted to $1.8 million and $1.9 million, or 1.2% and 1.3% of the total loan portfolio, respectively. As a percentage of non-performing loans (loans delinquent 90 days and over), the allowance for possible loan losses was 225.1% and 287.9% at December 31, 1997 and 1996, respectively.

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

OTHER INCOME. Total other income decreased by $10,000 or 4.3% to $224,000 for the quarter ended December 31, 1997 as compared to the same period in 1996. This was primarily due to a $69,000 decrease in net gains on the sale of investments available for sale. This decrease was partially offset by a $44,000 increase in fees and service charges, a $12,000 increase in other income and a $3,000 increase in gains on the sale of loans receivable held for sale during the three months ended December 31, 1997 as compared to the same period in the prior year.

OPERATING EXPENSES. Total operating expenses increased by $133,000 or 14.8% during the quarter ended December 31, 1997 as compared to the comparable 1996 quarter. This increase was primarily due to an $86,000 increase in professional fees, a $28,000 increase in federal insurance premiums, a $18,000 increase in real estate owned expense, a $4,000 increase in other operating expense and $2,000 increases in both compensation and benefits and data processing expense. These increases were partially offset by a $7,000 decrease in premises and occupancy expense. The increase in professional fees was primarily due to legal fees incurred in litigation brought by the Bank against another financial institution. The increase in federal insurance premiums was due to there being no premiums assessed for SAIF insured institutions for the quarterly insurance period ending December 31, 1996.

INCOME TAX EXPENSE. Income tax expense decreased by $75,000 for the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996 as a result of lower pre-tax income recorded during the quarter ended December 31, 1997.

          COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996


GENERAL. The Company's net income for the six months ended December 31, 1997 was $1.4 million compared to $843,000 for the same period in the prior year. The $843,000 of net income during the six months ended December 31, 1996 reflects the effect of the imposition of a $1.1 million pre-tax charge for the Federal Deposit Insurance Corporation's ("FDIC") one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). For the six months ended December 31, 1997, operating expenses decreased $956,000 or 33.3% and other income increased $47,000 or 11.7% compared to the same period in the prior year. Such benefits were partially offset by a $354,000 or 72.7% increase in income tax expense and a $49,000 or 1.3% decrease in net interest income. The decrease in operating expenses and increase in income taxes were due to the special SAIF assessment. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income decreased by $49,000 or 1.3% during the six months ended December 31, 1997 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 3.32% for the six months ended December 31, 1996 to 3.08% for the six months ended December 31, 1997. This decrease was partially offset by a $1.7 million or 6.3% increase in average net earning assets for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on interest-earning assets from 7.74% for the six months ended December 31, 1996 to 7.62% for the six months ended December 31, 1997. In addition, the average rate paid on the Bank's interest-bearing liabilities increased from 4.43% for the six months ended December 31, 1996 to 4.54% for the six months ended December 31, 1997.

Interest income on loans receivable and loans held for sale decreased by $104,000 or 1.7% during the six months ended December 31, 1997 as compared to the same period in the prior year. This was primarily due to a $1.8 million or 1.2% decrease in the average outstanding balance of loans receivable for the six months ended December 31, 1997 as compared to the six months ended
December 31, 1996. In addition, the average yield on loans receivable decreased slightly from 8.10% for the six months ended December 31, 1996 to 8.06% for the six months ended December 31, 1997. The decline in the average outstanding balance was primarily due to increased repayments on loans receivable. The decline in the average outstanding balance of loans receivable was partially offset by an $735,000 or 3.1% increase in average outstanding balance of consumer loans. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities and mortgage-backed securities available for sale decreased by $25,000 or 4.7% during the six months ended December 31, 1997 as compared to the same period in the prior year. This decrease was primarily due to a $1.0 million or 6.7% decrease in the average outstanding balance of mortgage-backed securities during the six months ended December 31, 1997 as compared to the same period in the prior year. This decrease was partially offset by an increase in the average yield on mortgage-backed securities from 7.04% for the six months ended December 31, 1996 to 7.19% for the six months ended December 31, 1997. See "Comparison of the Three Months Ended December 31, 1997 and 1996 - Net Interest Income."

Interest income on investments and investments available for sale increased during the six months ended December 31, 1997 by $284,000 or 27.7% from the comparable period in 1996, primarily due to a $9.4 million or 30.1% increase in the average outstanding balance of such securities for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996. This increase was partially offset by a decrease in the average yield on investment securities from 6.54% for the six months ended December 31, 1996 to 6.40% for the six months ended December 31, 1997. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB"). See "Comparison of the Three Months Ended December 31, 1997 and 1996 - Net Interest Income."

Interest income on interest-earning deposits increased during the six months ended December 31, 1997 by $71,000 or 102.9% from the comparable period in 1996. This increase was primarily due to an increase of $2.5 million or 93.0% in the average outstanding balance of interest-earning deposits for the six months ended December 31, 1997 as compared to the same period in the prior year. Also contributing to the increase in interest income on interest-earning deposits was an increase in the average yield on interest-earning deposits from 5.20% for the six months ended December 31, 1996 to 5.45% for the six months ended December 31, 1997.

Interest expense on deposits increased by $230,000 or 6.5% for the six months ended December 31, 1997, compared to the same period in 1996 primarily due to a $5.9 million or 3.6% increase in the average outstanding balance of deposits during the six months ended December 31, 1997 as compared to the same period of the prior year. In addition, the average interest rate paid on savings deposits increased slightly from 4.37% for the six months ended December 31, 1996 to 4.48% for the six months ended December 31, 1997.

Interest expense on borrowings increased $45,000 or 19.4% for the six months ended December 31, 1997 compared to the six months ended December 31, 1996 due to a $1.5 million or 18.7% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings increased slightly from 5.65% for the six months ended December 31, 1996 to 5.67% for the six months ended December 31, 1997.

PROVISION FOR POSSIBLE LOAN LOSSES. The Bank provided $9,000 and $15,000 to its allowance for possible loan losses for the six months ended December 31, 1997 and 1996, respectively. Such provisions were the result of an analysis of the adequacy of the allowance for possible loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended December 31, 1997 and 1996 - Provision For Possible Loan Losses."

OTHER INCOME. Total other income increased by $47,000 or 11.7% to $449,000 for the six months ended December 31, 1997 as compared to the same period in 1996. This was primarily due to a $62,000 increase in fees and service charges, a $23,000 increase in other income and a $7,000 increase in gains on the sale of loans receivable held for sale. These increases were partially offset by a $45,000 decrease in net gains on the sale of investments available for sale during the six months ended December 31, 1997 as compared to the same period in the prior year.

OPERATING EXPENSES. Total operating expenses decreased by $956,000 or 33.3% during the six months ended December 31, 1997 as compared to the comparable period in the prior year. This decrease was primarily due to the $1.1 million pre-tax charge for the FDIC's one-time special assessment to recapitalize the SAIF during the six months ended December 31, 1996. Also contributing to the decrease in total operating expenses were decreases of $39,000 in federal insurance premiums and $4,000 in premises and occupancy expense. These decreases were partially offset by an increase of $85,000 in professional fees, a $30,000 increase in compensation and benefits, a $26,000 increase in real estate owned expense and a $5,000 increase in data processing expense. The increase in professional fees was primarily due to legal fees incurred in litigation brought by the Bank against another financial institution. The decrease in federal insurance premiums was due to there being no premiums assessed for SAIF insured institutions for the quarterly insurance period ending December 31, 1996.

INCOME TAX EXPENSE. Income tax expense increased by $354,000 for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996 as a result of higher pre-tax income recorded during the six months ended December 31, 1997.

YEAR 2000. The Company outsources its primary data processing functions. A challenging problem exists as the millennium ("year 2000") approaches as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. To date, the Company has received confirmations from its primary vendors that plans have been developed by them to address and correct the issues associated with the year 2000 problem.

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

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $1.4 million or .7% from June 30, 1997 to December 31, 1997. The largest increases were a $4.9 million increase in investment securities and a $1.2 million increase in loans receivable. These increases were partially offset by a $2.6 million decrease in interest-earning deposits with other institutions and a $1.8 million decrease in money market investments. The largest components of change in liabilities were a $2.0 million increase in FHLB advances offset by a $1.1 million decrease in savings deposits and a $1.0 million decrease in advance deposits by borrowers for taxes and insurance. The increase in investment securities and loans receivable was primarily due to the purchase of securities and origination of loans with the funds received from the increased FHLB advances.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I
(Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 1997, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 10.33% and 21.21%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at December 31, 1997.


                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                        -------    ----------   ----------
                                          (Dollar amounts in thousands)

Equity Capital (1)                      $22,283       $22,283      $22,283
Less unrealized securities gains           (378)         (378)        (378)
Plus general valuation allowances (2)        --            --        1,377
                                         ------       -------       ------
   Total regulatory capital              21,905        21,905       23,282
Minimum required capital                  8,481         4,408        8,815
                                        -------       -------       ------
   Excess regulatory capital            $13,424       $17,497      $14,467
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $10,601       $ 6,585      $10,975
                                        =======       =======      =======

Regulatory capital as a percentage (3)    10.33%        19.96%       21.21%
Minimum required capital percentage        4.00          4.00         8.00
                                        -------       -------       ------
   Excess regulatory capital percentage    6.33%        15.96%       13.21%
                                        =======       =======      =======

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                        =======       =======      =======

--------

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended December 31, 1997.

(2) Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $212,019. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $109,750.

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

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         A. The Annual Meeting of Stockholders was held on November 13, 1997.

         B. The following items were submitted to the stockholders of the Company for approval:

             1. To elect two directors for a term of three years or until their successors have been elected and qualified

                Nominees for a three-year term:

                Annette D. Ganassi
                For:                   1,126,854
                Withheld:                 35,206

                Harvey J. Haughton
                For:                   1,128,837
                Withheld:                 33,223

             2. To ratify the appointment of KPMG Peat Marwick LLP, as the
                Company's independent auditors for the fiscal year ending June 30, 1998.

                For:                   1,135,537
                Against:                  25,516
                Abstain:                   1,007

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         On December 22, 1997, Laurel Capital Group, Inc. filed a form 8-K to report under "Item 5. Other Events" the declaration of a three-for-two stock split of the Company's common stock payable on January 16, 1998 to stockholders of record on January 2, 1998. No financial statements were required to be filed with the Form 8-K.

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


Date: February 17, 1998