Form 10-Q
period 1998-03-31
LAUREL CAPITAL GROUP INC
filed 1998-05-15
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                  to
                                ---------------    -----------------

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

                  Class: Common stock, par value $.01 per share
                  Outstanding at April 30, 1998: 2,188,096 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                        PAGE
                                                                                        ----
Part I - Financial Information

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of                   .....    1
          March 31, 1998 (Unaudited) and June 30, 1997

          Consolidated Statements of Operations for the Three and                .....    2
          Nine Months Ended March 31, 1998 and 1997 (Unaudited)

          Consolidated Statements of Stockholders' Equity for the                .....    3
          Nine Months Ended March 31, 1998 (Unaudited)

          Consolidated Statements of Cash Flows for the Nine                     .....    4
          Months Ended March 31, 1998 and 1997 (Unaudited)

          Notes to (Unaudited) Consolidated Financial Statements                 .....    5-9

Item 2.   Management's Discussion and Analysis of Financial                      .....    10-17
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk             .....    18

Part II - Other Information

                  Item 1.  Legal Proceedings                                     .....    18

                  Item 2.  Changes in Securities and Use of Proceeds             .....    18

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

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                                March 31,             June 30,
                                                                                     1998                 1997
---------------------------------------------------------------------------------------------------------------
                                                                              (unaudited)
       ASSETS
Cash                                                                          $       769           $     406
Money market investments                                                           10,444               9,086
Interestearning deposits with other institutions                                    8,380               5,843
Investment securities available for sale                                           20,409              15,494
Investment securities  (market value of $12,805 and $15,504)                       12,707              15,494
Mortgagebacked securities available for sale                                       12,152              13,259
Mortgagebacked securities (market value of $1,165 and $1,230)                       1,153               1,220
Loans receivable, held for sale                                                     1,686               1,827

Loans receivable, net of unearned discounts of $11 and $34                        146,135             146,613
Allowance for possible loan losses                                                 (1,838)             (1,943)
---------------------------------------------------------------------------------------------------------------


       Loans receivable, net                                                      144,297             144,670

Federal Home Loan Bank Stock                                                        1,277               1,277
Real estate owned                                                                     259
Accrued interest receivable:
       Loans                                                                          835                 894
       Interestearning deposits and investments                                       269                 505
       Mortgagebacked securities                                                       78                  86

Office properties and equipment, net of accumulated depreciation                    1,299               1,267
Prepaid expenses and sundry assets                                                    767                 659
---------------------------------------------------------------------------------------------------------------

                     Total Assets                                             $   216,781           $ 211,987
===============================================================================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Savings deposits                                                       $   171,488           $ 175,019
       FHLB Advances                                                               17,034              11,044
       Advance deposits by borrowers for taxes and insurance                        2,441               3,154
       Accrued interest payable on savings deposits                                 1,456                 533
       Accrued income taxes                                                           293                 289
       Other accrued expenses and sundry liabilities                                1,027                 686
---------------------------------------------------------------------------------------------------------------

                     Total Liabilities                                            193,739             190,725
---------------------------------------------------------------------------------------------------------------

Stockholders' Equity

       Common stock,  $.01 par value;                                           5,000,000
          shares authorized;  2,300,422 and 2,277,913 shares
          issued respectively                                                          23                  23
       Additional paidin capital                                                    4,806               4,682
       Treasury stock, at cost (113,670 shares)                                    (1,626)             (1,626)
       Retained earnings                                                           19,717              18,095
       Unrealized gains on securities available for sale, net of tax                  326                 206
       Stock held in deferred compensation trust                                     (204)               (118)
---------------------------------------------------------------------------------------------------------------

                     Total Stockholders' Equity                                    23,042              21,262
---------------------------------------------------------------------------------------------------------------

                     Total Liabilities and Stockholder's Equity               $   216,781           $ 211,987
===============================================================================================================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

           For the Three and Nine Months Ended March 31, 1998 and 1997
                      (In thousands, except per share data)


                                                                      Three months ended                    Nine months ended
                                                                           March 31,                            March 31,
                                                                    -----------------------           -------------------------
                                                                     1998             1997              1998               1997
                                                                    ------          -------           -------          --------
Interest Income:
       Loans                                                         2,961            2,915             8,830             8,888
       Mortgagebacked securities                                       241              250               745               779
       Investments                                                     671              622             1,979             1,646
       Interestearning deposits                                         97               44               237               113
                                                                    ------          -------           -------          --------
              Total interest income                                  3,970            3,831            11,791            11,426


Interest expense:
       Savings deposits                                              1,802            1,800             5,580             5,348
       Borrowings                                                      209              142               486               374
                                                                    ------          -------           -------          --------
              Total interest expense                                 2,011            1,942             6,066             5,722
                                                                    ------          -------           -------          --------

Net interest income before provision
       for possible loan losses                                      1,959            1,889             5,725             5,704
Provision for possible loan losses                                       4                8                13                23
                                                                    ------          -------           -------          --------

Net interest income after provision
       for possible loan losses                                      1,955            1,881             5,712             5,681
                                                                    ------          -------           -------          --------

Other income:
       Service charges                                                 139              113               444               356
       Net gain on sale of investments and
              mortgagebacked securities available for sale             140              186                91
       Gain on the sale of loans held for sale                           1               18                10
       Other operating income                                           44               30               125                88
                                                                    ------          -------           -------          --------
              Total other income                                       324              143               773               545
                                                                    ------          -------           -------          --------

Operating expenses:
       Compensation and employee benefits                              435              456             1,325             1,316
       Premises and occupancy costs                                    132              123               373               368
       Federal insurance premiums                                       27               28                82               122
       Special SAIF assessment                                       1,059
       Net loss (income) on real estate owned                            6              (22)               20               (34)
       Data processing expense                                          65               66               192               188
       Professional fees                                                77               36               262               136
       Other operating expenses                                        214              186               618               590
                                                                    ------          -------           -------          --------

              Total operating expenses                                 956              873             2,872             3,745
                                                                    ------          -------           -------          --------

Income before income taxes                                           1,323            1,151             3,613             2,481
                                                                    ------          -------           -------          --------

Provision for income taxes:
       Federal                                                         397              346             1,080               737
       State                                                            92               75               250               171
                                                                    ------          -------           -------          --------
              Total income taxes                                       489              421             1,330               908
                                                                    ------          -------           -------          --------
              Net income                                            $  834          $   730           $ 2,283          $  1,573
                                                                    ======          =======           =======          ========

Earnings per share
              Basic                                                 $ 0.38          $  0.32           $  1.05          $   0.69
                                                                    ======          =======           =======          ========
              Diluted                                               $ 0.36          $  0.31           $  0.99          $   0.68
                                                                    ======          =======           =======          ========
              Dividends per share                                   $ 0.13          $  0.07           $  0.31          $   0.22
                                                                    ======          =======           =======          ========



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                    For the Nine Months Ended March 31, 1998
                                 (In thousands)

                                                                                   Unrealized
                                                                                        Gains      Stock Held in
                                           Additional                           on Securities           Deferred             Total
                                Common        Paid-in    Treasury    Retained       Available       Compensation     Stockholders'
                                 Stock        Capital       Stock    Earnings        for sale              Trust            Equity
                                 -----     ----------    --------    --------   -------------      -------------     -------------
Balance, June 30, 1997           $23        $ 4,682    ($1,626)     $18,095         $206              ($118)          $21,262

Stock options exercised
  (22,594 shares)                 --            124         --           --           --                 --               124

Dividends on common stock
  at $0.31 per share              --             --         --         (661)          --                 --              (661)

Unrealized gains on
  securities available
  for sale                        --             --         --           --          120                 --               120

Purchase of stock
  in deferred
  compensation trust              --             --         --           --           --                (86)              (86)

Net income                        --             --         --        2,283           --                 --             2,283
                                 ---        -------    -------      -------         ----              -----            -------

Balance,
  March 31, 1998                 $23        $ 4,806    ($1,626)     $19,717         $326              ($204)           $23,042
                                 ===        =======    =======      =======         ====              =====            =======


The Balances at June 30, 1997 reflect the effects of the threefortwo stock split paid on January 16, 1998.

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                For the Nine Months Ended March 31, 1998 and 1997
                                 (In thousands)

                                                                                            1998                1997
---------------------------------------------------------------------------------------------------------------------
Net income:                                                                               $  2,283           $  1,573
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                                   112                101
                Provision for possible loan losses                                              13                 23
                Net loss (gain) on sale of real estate owned                                    11                (44)
                Net gain on sale of investments and mortgagebacked
                   securities available for sale                                              (186)               (91)
                Gain on the sale of loans held for sale                                        (18)               (10)
                Amortization of deferred loan fees                                            (156)              (127)
                Origination of loans held for sale                                            (844)              (814)
                Proceeds from sale of loans held for sale                                    1,003                651
                Decrease (increase) in accrued interest receivable                             303                (69)
                Increase in accrued interest payable                                           923                906
                Other  net                                                                      76                274
---------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                      3,520              2,373
---------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities                                                    (14,663)           (11,994)
      Purchase of investment securities available for sale                                  (9,368)            (4,690)
      Purchase of FHLB stock                                                                    (1)
      Proceeds from investment maturities                                                   19,036              6,950
      Proceeds from sale of investment securities available for sale                         3,240                794
      Principal repayments of investment and
         mortgagebacked securities available for sale                                        1,111              1,171
      Principal repayments of investment and
         mortgagebacked securities                                                              67                304
      Decrease (increase) in loans                                                             183               (362)
      Proceeds from sale of real estate owned                                                   67                223
      Net additions to office properties and equipment                                        (144)              (132)
---------------------------------------------------------------------------------------------------------------------

                              Net cash used by investing activities                           (471)            (7,737)
---------------------------------------------------------------------------------------------------------------------

Financing activities:
      Net increase in demand and club accounts                                                 193                518
      Net (decrease) increase in time deposit accounts                                      (3,724)             5,595
      Net increase in FHLB advances                                                          5,990              4,718
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                              (713)              (782)
      Stock options exercised                                                                  124                 34
      Acquisition of treasury stock                                                           (391)
      Dividends paid                                                                          (661)              (499)
---------------------------------------------------------------------------------------------------------------------

                              Net cash used by financing activities                          1,209              9,193
---------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                      4,258              3,829
Cash and cash equivalents at beginning of period                                            15,335              9,618
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                $ 19,593           $ 13,447
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
                Interest on savings deposits                                              $  4,657           $  4,442
                Interest on FHLB advances                                                      462                351
                Income taxes                                                                 1,341                788
      Transfer of loans to real estate owned                                                   337

      Cash paid during the period for interest includes interest credited on deposits of $3,982 and $3,760 for the nine months ended March 31, 1998 and
      1997, respectively
=====================================================================================================================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND JUNE 30, 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1997 except for the adoption of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standard No. 128, "Earnings Per Share", discussed below. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 1997 Annual Report to Stockholders for the year ended June 30, 1997. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share data.

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


The following table sets forth the computation of basic and diluted earnings per share:


                                          Three Months Ended                Nine Months Ended
                                             March 31,                          March 31,
Numerator:                                1998        1997                  1998         1997
                                          ----------------                  -----------------
Net income                                $ 834       $ 730                 $2,283      $1,573
                                          -----       -----                 ------      ------
Numerator for basic and
  diluted earnings per share              $ 834       $ 730                 $2,283      $1,573
                                          =====       =====                 ======      ======

Denominator:

Denominator for basic
 earnings per share-
 weighted-average shares                  2,179       2,267                  2,173       2,270

Effect of dilutive securities:
 Employee stock options                     149          95                    123          45
                                          -----       -----                 ------      ------

Denominator for diluted earnings
 per share-weighted-average shares
 and assumed conversions                  2,328       2,362                  2,296       2,315
                                          =====       =====                 ======      ======

Basic earnings per share                  $0.38       $0.32                 $ 1.05       $0.69
                                          =====       =====                 ======      ======

Diluted earnings per share                $0.36       $0.31                 $ 0.99       $0.68
                                          =====       =====                 ======      ======



SECURITIES

The Company accounts for investments in debt and equity securities in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115 ("FAS 115"). FAS 115 requires that investments be classified as either: (1) Securities Held to Maturity- reported at amortized cost, (2) Trading Securities- reported at fair value, or (3) Securities Available for Sale- reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available for sale are reported as a separate component of equity. Unrealized gains of $326, net of tax, on investments classified as available for sale are recorded as a separate component of equity at March 31, 1997.


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

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities available for sale are comprised of the following:


                                                          Amortized           Gross Unrealized              Fair
                                                               Cost           Gains       Losses           Value
                                                       ----------------------------------------------------------

AT MARCH 31, 1998:
     Municipal obligations                                   $4,888            $200       $  ---           5,088
     FNMA preferred stock                                       250              15          ---             265
     FHLMC preferred stock                                      250              14          ---             264
     FNMA common stock                                          316             ---          ---             316
     FHLMC  common stock                                        243             ---            5             238
     Shay Financial Services
         ARMs Fund                                           14,243             ---            5          14,238
                                                       ----------------------------------------------------------

                                                             20,190             229           10          20,409

     Mortgage-backed securities                              11,877             275          ---          12,152
                                                       ----------------------------------------------------------

             Total                                          $32,067            $504          $10         $32,561
                                                       ==========================================================



At March 31, 1998, the contractual maturities of the debt securities                   Amortized            Fair
     available for sale are:                                                                Cost           Value
                                                                                ---------------------------------
     Due after ten years                                                                  $4,888          $5,088
                                                                                ---------------------------------

                                                                                          $4,888          $5,088
                                                                                =================================



     Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock and Shay Financial Services ARMs Fund have no stated maturity.

Note: There were gross realized gains of $186 and $91 recorded during the nine months ended March 31, 1998 and 1997, respectively, on the sale of investment securities available for sale. Proceeds from the sale of investment securities available for sale during the nine months ended March 31, 1998 and 1997 were $3,240 and $794, respectively.



Investment securities are comprised of the following:

                                                              Amortized            Gross Unrealized             Fair
                                                                   Cost           Gains        Losses           Value
                                                       ---------------------------------------------------------------
AT MARCH 31, 1998:
     Corporate notes and commercial paper                       $12,707            $101            $3         $12,805

     Mortgage-backed securities                                   1,153              13             1           1,165
                                                       ---------------------------------------------------------------

             Total                                              $13,860            $114            $4         $13,970
                                                       ---------------------------------------------------------------



At March 31, 1998, the contractual maturities of the debt securities are:            Amortized                 Fair
                                                                                          Cost                Value
                                                                                ------------------------------------
     Due after five years through ten years                                             $6,699               $6,728
     Due after ten years                                                                 6,008                6,077
                                                                                ------------------------------------
                                                                                       $12,707              $12,805
                                                                                ====================================


     Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)      Loans Receivable

         Loans receivable are comprised of the following:

                                                       March 31,            June 30,
                                                            1998                1997
------------------------------------------------------------------------------------
First mortgage loans:
   Conventional:
      1 to 4 family dwellings                          $ 110,043           $ 113,986
      Multi-family dwellings                               2,529               2,740
      Commercial                                           6,611               5,676
------------------------------------------------------------------------------------
                                                         119,183             122,402
   Guaranteed or insured                                      70                  76
------------------------------------------------------------------------------------

Total long term with monthly amortization                119,253             122,478
   Construction and development loans                      4,714               3,079
------------------------------------------------------------------------------------
                                                         123,967             125,557
Less: Allowance for possible losses                       (1,273)             (1,358)
          Loans in process                                (2,212)             (1,634)
          Deferred loan fees                                (701)               (860)
------------------------------------------------------------------------------------

                                                         119,781             121,705
------------------------------------------------------------------------------------

Consumer loans:
      Home improvement loans (net of unearned
          discounts of $11 and $34)                          120                 291
      Mobile home loans                                      360                 747
      Loans secured by savings accounts                      270                 288
      Commercial loans                                       649                 998
      Installment loans                                   23,682              21,226
------------------------------------------------------------------------------------
                                                          25,081              23,550
Less: Allowance for possible losses                         (565)               (585)
------------------------------------------------------------------------------------

                                                          24,516              22,965
------------------------------------------------------------------------------------
                                                       $ 144,297           $ 144,670
====================================================================================


         Changes in the allowance for possible loan losses for the nine months ended March 31, 1998 and 1997 are as follows:


                                                    1998              1997
---------------------------------------------------------------------------
Balance at beginning of the fiscal year          $ 1,943           $ 1,899
Provision for losses                                  13                15
Charge-offs                                         (147)              (25)
Recoveries                                            29                34
---------------------------------------------------------------------------
Balance at March 31,                             $ 1,838           $ 1,923
===========================================================================


At March 31, 1998, the recorded investment in loans that are considered to be impaired under Statement 114 was $383. Included in this amount is $102 of impaired loans for which the related allowance for credit losses is $4, and $281 of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the nine months ended March 31, 1998 was approximately $428. For the nine months ended March 31, 1998, the Company recognized interest income on those impaired loans of $1 which was recognized using the cash basis method of income recognition.

                                                            March 31,
                                                       1998          1997
                                                       --------------------
Non-accrual loans                                      $551          $1,027
Non-accrual loans as a percent of total loans          0.38%           0.71%
---------------------------------------------


All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA                                                                 At March 31,
                                                                            1998                  1997
                                                                           ------                ------
                                                                    (In thousands except per share data)
                                                                                   (Unaudited)
Total assets                                                               $216,781              $208,577
Money market investments                                                     10,444                 8,965
Interest-earning deposits with other institutions                             8,380                 3,917
Investment securities available for sale                                     20,409                15,046
Investment securities                                                        12,707                15,494
Mortgage-backed securities available for sale                                12,152                12,861
Mortgage-backed securities                                                    1,153                 1,242
Loans receivable held for sale                                                1,686                 1,800
Loans receivable, net                                                       144,297               143,998
Savings deposits                                                            171,488               170,796
FHLB advances                                                                17,034                11,045
Retained earnings                                                            19,717                17,510
Stockholders' equity                                                         23,042                21,736
Stockholders' equity per share (1)                                           $10.54                 $9.67


STATISTICAL PROFILE                                                   Three months ended                  Nine months ended
                                                                           March 31,                           March 31,
                                                                   --------------------------          ----------------------
                                                                    1998                1997            1998            1997
                                                                   ------              ------          ------          ------
Average yield earned on all interest-earning assets                 7.56%               7.65%           7.58%           7.71%
Average rate paid on all interest-bearing liabilities               4.48                4.49            4.52            4.44
Average interest rate spread                                        3.08                3.16            3.06            3.27
Net yield on average interest-earning assets                        3.71                3.73            3.68            3.83
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                        115.98              115.44          116.01          115.63
Return on average assets (2) (3)                                    1.55                1.41            1.43            1.03
Return on average assets (2) (4)                                    1.55                1.41            1.43            1.46
Return on average equity (2) (3)                                   14.63               13.36           13.71            9.75
Return on average equity (2) (4)                                   14.63               13.36           13.71           13.80
Average equity to average assets                                   10.57               10.57           10.45           10.60



(1) Amounts reflect the effects of the three-for-two stock split paid on January 16, 1998.

(2)   Amounts are annualized.

(3) Percentages for the nine months ended March 31, 1997, after effect of the one-time special SAIF assessment.

(4) Percentages for the nine months ended March 31, 1997, before effect of the one-time special SAIF assessment.

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended March 31, 1998 was $834,000 compared to $730,000 for the same period in the prior year. The increase of $104,000 or 14.3% was primarily the result of a $181,000 or 126.6% increase in other income and a $70,000 or 3.7% increase in net interest income partially offset by a $83,000 or 9.5% increase in operating expenses and a $68,000 or 16.2% increase in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $70,000 or 3.7% during the three months ended March 31, 1998 as compared to the same period of the prior year. The increase was primarily due to a $2.0 million or 7.4% increase in average net earning assets for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. This increase was partially offset by a decrease in the average interest rate spread from 3.16% for the quarter ended March 31, 1997 to 3.08% for the quarter ended March 31, 1998. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on interest-earning assets from 7.65% for the quarter ended March 31, 1997 to 7.56% for the quarter ended March 31, 1998. The average rate paid on the Bank's interest-bearing liabilities decreased slightly from 4.49% for the quarter ended March 31, 1997 to 4.48% for the quarter ended March 31, 1998.

Interest income on loans receivable and loans held for sale increased by $46,000 or 1.6% during the three months ended March 31, 1998 as compared to the same period in the prior year. This was primarily due to an increase in the average yield on loans receivable from 8.03% for the quarter ended March 31, 1997 to 8.08% for the quarter ended March 31, 1998. In addition, the average outstanding balance of loans receivable increased for the quarter ended March 31, 1998 by $541,000 or .4% as compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was primarily due to a $1.0 million or 4.2% increase in the average outstanding balance of consumer loans. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities and mortgage-backed securities available for sale decreased by $9,000 or 3.6% during the quarter ended March 31, 1998 as compared to the March 31, 1997 quarter. This decrease was primarily due to a $854,000 or 6.0% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended March 31, 1998 as compared to the March 31, 1997 quarter. This decrease was partially offset by an increase in the average yield on mortgage-backed securities from 6.99% for the quarter ended March 31, 1997 to 7.17% for the quarter ended March 31, 1998. At March 31, 1998, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $275,000. The available for sale portfolio consists of fixed and adjustable rate securities with an average yield of 7.28% at March 31, 1998. Rising interest rates would reduce the unrealized gains in this portfolio if the fixed rate securities were not sold. The held to maturity portfolio consists of three adjustable rate collateralized mortgage obligations (CMO's) with an average yield of 6.89% at March 31, 1998. At March 31, 1998, the Bank's portfolio of mortgage-backed securities had net unrealized gains of $12,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments and investments available for sale increased during the three months ended March 31, 1998 by $49,000 or 7.9% from the comparable period in 1997, primarily due to a $5.1 million or 13.1% increase in the average outstanding balance of such securities for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997. This increase was partially offset by a decrease in the average yield on investment securities from 6.75% for the quarter ended March 31, 1997 to 6.22% for the quarter ended March 31, 1998. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB"). At March 31, 1998, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $219,000 and $98,000, respectively. See
Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended March 31, 1998 by $53,000 or 120.5% from the comparable period in 1997. This increase was primarily due to an increase of $3.9 million or 115.9% in the average outstanding balance of interest-earning deposits for the quarter ended March 31, 1998 as compared to the March 31, 1997 quarter. Also contributing to the increase in interest income on interest-earning deposits was an increase in the average yield on interest-earning deposits from 5.27% for the quarter ended March 31, 1997 to 5.38% for the quarter ended March 31, 1998.

Interest expense on deposits increased by $2,000 or .1% for the quarter ended March 31, 1998, compared to the same period in 1997. The average outstanding balance of deposits increased by $1.1 million or .7% during the quarter ended March 31, 1998 as compared to the same period of the prior year. The average interest rate paid on savings deposits decreased slightly from 4.42% for the quarter ended March 31, 1997 to 4.39% for the quarter ended March 31, 1998.

Interest expense on borrowings increased $67,000 or 47.2% for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 due to a $5.5 million or 55.2% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings decreased from 5.73% for the quarter ended March 31, 1997 to 5.44% for the quarter ended March 31, 1998.

PROVISION FOR POSSIBLE LOAN LOSSES. The Bank provided $4,000 and $8,000 to its allowance for possible loan losses for the quarters ended March 31, 1998 and 1997, respectively. Such provisions were the result of an analysis of the adequacy of the allowance for possible loan losses in connection with a review of the Bank's loan portfolio.

At March 31, 1998 and 1997, the Bank's allowance for possible loan losses amounted to $1.8 million and $1.9 million, respectively, or 1.3% of the total loan portfolio in both years. As a percentage of non-performing loans (loans delinquent 90 days and over), the allowance for possible loan losses was 333.6% and 188.3% at March 31, 1998 and 1997, respectively.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for possible loan losses is adequate to absorb estimated future loan losses. In determining the appropriate level of the allowance for possible loan losses required, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes that the current allowance for possible loan losses is adequate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for possible loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Bank's most recent examination.

OTHER INCOME. Total other income increased by $181,000 or 126.6% to $324,000 for the quarter ended March 31, 1998 as compared to the same period in 1997. This was primarily due to a $140,000 increase in net gains on the sale of investments available for sale, a $26,000 increase in fees and service charges and a $14,000 increase in other operating income. The increase in net gains on the sale of investments available for sale was due to gains from increased purchase and sale activity of FHLMC and FNMA common stock recorded during the three months ended March 31, 1998.

OPERATING EXPENSES. Total operating expenses increased by $83,000 or 9.5% during the quarter ended March 31, 1998 as compared to the comparable 1997 quarter. This increase was primarily due to a $41,000 increase in professional fees, a $28,000 increase in real estate owned expense, a $28,000 increase in other operating expense and a $9,000 increase in premises and occupancy expense. These increases were partially offset by a $21,000 decrease in compensation and benefits. The increase in professional fees was primarily due to legal fees incurred in litigation brought by the Bank against another financial institution. The increase in real estate owned expense was due to a gain of $26,000 on the sale of real estate owned being recorded during the quarter ended March 31, 1997.

INCOME TAX EXPENSE. Income tax expense increased by $68,000 for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997 as a result of higher pre-tax income recorded during the quarter ended March 31, 1998.

           COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997


GENERAL. The Company's net income for the nine months ended March 31, 1998 was $2.3 million compared to $1.6 million for the same period in the prior year. The $1.6 million of net income during the nine months ended March 31, 1997 reflects the effect of the imposition of a $1.1 million pre-tax charge for the Federal Deposit Insurance Corporation's ("FDIC") one-time special assessment to recapitalize the Savings Association Insurance Fund ("SAIF"). For the nine months ended March 31, 1998, operating expenses decreased $873,000 or 23.3%, other income increased $228,000 or 41.8% and net interest income increased $21,000 or .4% compared to the same period in the prior year. Such benefits were partially offset by a $422,000 or 46.5% increase in income tax expense. The decrease in operating expenses and increase in income taxes were due to the special SAIF assessment. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income increased by $21,000 or .4% during the nine months ended March 31, 1998 as compared to the same period of the prior year. The increase was primarily due to a $1.8 million or 6.7% increase in average net earning assets for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997. This increase was partially offset by a decrease in the average interest rate spread from 3.27% for the nine months ended March 31, 1997 to 3.06% for the nine months ended March 31, 1998. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on interest-earning assets from 7.71% for the nine months ended March 31, 1997 to 7.58% for the nine months ended March 31, 1998. In addition, the average rate paid on the Bank's interest-bearing liabilities increased from 4.44% for the nine months ended March 31, 1997 to 4.52% for the nine months ended March 31, 1998.

Interest income on loans receivable and loans held for sale decreased by $58,000 or .7% during the nine months ended March 31, 1998 as compared to the same period in the prior year. This was primarily due to a $993,000 or .7% decrease in the average outstanding balance of loans receivable for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997. The average yield on loans receivable was 8.06% for both the nine months ended March 31, 1998 and 1997. The decline in the average outstanding balance was primarily due to increased repayments on mortgage loans. The decline in the average outstanding balance of mortgage loans was partially offset by an $839,000 or 3.5% increase in average outstanding balance of consumer loans. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities and mortgage-backed securities available for sale decreased by $34,000 or 4.4% during the nine months ended March 31, 1998 as compared to the same period in the prior year. This decrease was primarily due to a $959,000 or 6.5% decrease in the average outstanding balance of mortgage-backed securities during the nine months ended March 31, 1998 as compared to the same period in the prior year. This decrease was partially offset by an increase in the average yield on mortgage-backed securities from 7.02% for the nine months ended March 31, 1997 to 7.18% for the nine months ended March 31, 1998. See "Comparison of the Three Months Ended March 31, 1998 and 1997 - Net Interest Income."

Interest income on investments and investments available for sale increased during the nine months ended March 31, 1998 by $333,000 or 20.2% from the comparable period in 1997, primarily due to a $7.9 million or 23.6% increase in the average outstanding balance of such securities for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997. This increase was partially offset by a decrease in the average yield on investment securities from 6.60% for the nine months ended March 31, 1997 to 6.34% for the nine months ended March 31, 1998. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB"). See "Comparison of the Three Months Ended March 31, 1998 and 1997 - Net Interest Income."

Interest income on interest-earning deposits increased during the nine months ended March 31, 1998 by $124,000 or 109.7% from the comparable period in 1997. This increase was primarily due to an increase of $2.9 million or 102.0% in the average outstanding balance of interest-earning deposits for the nine months ended March 31, 1998 as compared to the same period in the prior year. Also contributing to the increase in interest income on interest-earning deposits was an increase in the average yield on interest-earning deposits from 5.21% for the nine months ended March 31, 1997 to 5.41% for the nine months ended March 31, 1998.

Interest expense on deposits increased by $232,000 or 4.3% for the nine months ended March 31, 1998, compared to the same period in 1997 primarily due to a $4.3 million or 2.6% increase in the average outstanding balance of deposits during the nine months ended March 31, 1998 as compared to the same period of the prior year. In addition, the average interest rate paid on savings deposits increased slightly from 4.38% for the nine months ended March 31, 1997 to 4.45% for the nine months ended March 31, 1998.

Interest expense on borrowings increased $112,000 or 30.0% for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997 primarily due to a $2.9 million or 32.6% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings decreased slightly from 5.67% for the nine months ended March 31, 1997 to 5.56% for the nine months ended March 31, 1998.

PROVISION FOR POSSIBLE LOAN LOSSES. The Bank provided $13,000 and $23,000 to its allowance for possible loan losses for the nine months ended March 31, 1998 and 1997, respectively. Such provisions were the result of an analysis of the adequacy of the allowance for possible loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended March 31, 1998 and 1997 - Provision For Possible Loan Losses."

OTHER INCOME. Total other income increased by $228,000 or 41.8% to $773,000 for the nine months ended March 31, 1998 as compared to the same period in 1997. This was primarily due to a $95,000 increase in net gains on the sale of investments available for sale, an $88,000 increase in fees and service charges, a $37,000 increase in other income and a $8,000 increase in gain on the sale of loans held for sale. The increase in net gains on the sale of investments available for sale was due to gains from increased purchase and sale activity of FHLMC and FNMA common stock recorded during the nine months ended March 31, 1998. The increase in fees and service charges was primarily due to increases in the fees the Bank charges on its NOW accounts and ATM cards.

OPERATING EXPENSES. Total operating expenses decreased by $873,000 or 23.3% during the nine months ended March 31, 1998 as compared to the comparable period in the prior year. This decrease was primarily due to the $1.1 million pre-tax charge for the FDIC's one-time special assessment to recapitalize the SAIF during the nine months ended March 31, 1997. Also contributing to the decrease in total operating expenses was a decreases of $40,000 in federal insurance premiums. These decreases were partially offset by an increase of $126,000 in professional fees, a $54,000 increase in real estate owned expense, a $28,000 increase in other operating expenses and a $9,000 increase in compensation and benefits. The increase in professional fees was primarily due to legal fees incurred in litigation brought by the Bank against another financial institution. The decrease in federal insurance premiums was due to the lack of a premium assessment for SAIF insured institutions for the quarterly insurance period ending December 31, 1996. The increase in real estate owned expense was primarily due to $44,000 in net gains on the sale of real estate owned being recorded for the nine months ended March 31, 1997 compared to $11,000 of net losses recorded during the nine months ended March 31, 1998.

INCOME TAX EXPENSE. Income tax expense increased by $422,000 for the nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997 as a result of higher pre-tax income recorded during the nine months ended March 31, 1998.

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

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $4.8 million or 2.3% from June 30, 1997 to March 31, 1998. The largest increases were a $4.9 million increase in investment securities available for sale, a $2.5 million increase in interest-bearing deposits with other institutions and a $1.4 million increase in money market investments. These increases were partially offset by a $2.8 million decrease in investment securities and a $1.1 million decrease in mortgage-backed securities available for sale. The largest components of change in liabilities were a $6.0 million increase in FHLB advances partially offset by a $3.5 million decrease in savings deposits. The increase in investment securities available for sale was primarily due to the purchase of securities with the funds received from the increased FHLB advances.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I
(Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 1998, the Bank exceeded all of these requirements, with Tier I and Tier

II ratios of 10.36% and 21.71%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 1998.

                                             Tier I          Tier I        Tier II
                                               Core      Risk-Based     Risk-Based
                                            Capital         Capital        Capital
                                            -------         -------        -------
                                           (Dollar amounts in thousands)
Equity Capital (1)                          $ 22,690       $ 22,690       $ 22,690
Less unrealized securities gains                (326)          (326)          (326)
Plus general valuation allowances (2)             --             --          1,373
                                            --------       --------       --------
   Total regulatory capital                   22,364         22,364         23,737
Minimum required capital                       8,639          4,392          8,784
                                            --------       --------       --------
   Excess regulatory capital                $ 13,725       $ 17,972       $ 14,953
                                            ========       ========       ========

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                        $ 10,798       $  6,560       $ 10,934
                                            ========       ========       ========

Regulatory capital as a percentage (3)         10.36%         20.45%         21.71%
Minimum required capital percentage             4.00           4.00           8.00
                                            --------       --------       --------
   Excess regulatory capital percentage         6.36%         16.45%         13.71%
                                            ========       ========       ========

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions                 5.00%          6.00%         10.00%
                                            ========       ========       ========



(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended March 31, 1998.

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $215,965. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $109,340.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report to Stockholders. There has been no material in the Company's asset and liability position or market value of portfolio equity since June 30, 1997.



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



/s/ EDWIN R. MAUS
--------------------------------------------
Edwin R. Maus
President and Chief Executive Officer



/s/ JOHN A. HOWARD, JR.
--------------------------------------------
John A. Howard, Jr.
Senior Vice President and
Chief Financial Officer


Date: May 15, 1998