Form 10-K405
period 1998-06-30
LAUREL CAPITAL GROUP INC
filed 1998-09-28
CIK 892158

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.:    0-23101
                                              ---------------

                           LAUREL CAPITAL GROUP, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               PENNSYLVANIA                             25-1717451
     ---------------------------------            ----------------------
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)            Identification Number)

            2724 HARTS RUN ROAD
          ALLISON PARK, PENNSYLVANIA                       15101
          --------------------------              -----------------------
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
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                     -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 24, 1998, the aggregate value of the 2,052,041 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 154,069 shares held by all directors and officers of the Registrant as a group, was approximately $38.7 million. This figure is based on the mean of the bid and asked prices of $18.875 per share of the Registrant's Common Stock on September 24, 1998.


Number of shares of Common Stock outstanding as of September 24, 1998:2,206,110

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 1998 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1998 Annual Meeting of Stockholders to be filed within 120 days of June 30, 1998 are incorporated into
Part III, Items 10 through 13 of this Form 10-K.

PART I


ITEM 1.  BUSINESS

GENERAL

         Laurel Capital Group, Inc. (the "Company") is a bank holding company whose primary asset is the common stock of its wholly owned subsidiary Laurel Savings Bank ("Laurel Savings" or the "Bank"). The Bank's business is conducted through its corporate headquarters located in Allison Park, Pennsylvania as well as four branch offices located in Allegheny County and one branch office located in Butler County, Pennsylvania. At June 30, 1998, the Company had total assets of $221.0 million and stockholders' equity of $23.5 million or 10.6% of total assets. In addition, at such date, the Bank's core capital of $22.8 million and tier I and tier II risk-based capital of $22.8 million and $24.3 million, respectively, exceeded the required amounts by $14.1 million, $18.2 million and $15.0 million, respectively. The Bank's corporate headquarters is located at 2724 Harts Run Road, Allison Park, Pennsylvania, and its telephone number is
(412) 487-7400.

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

         The population of the Bank's principal market is approximately 1.5 million. The area's economy has been undergoing a rapid transition from heavy industry to one of service, health care, advanced technology, light manufacturing and education industries. As a result of this transition, the unemployment in Allegheny County, the Bank's largest market area, is 4.1% compared to 4.5% for the state of Pennsylvania and 4.6% for the United States. The region also is one of the nation's largest corporate and financial centers which contributes to a fairly stable real estate market. Housing costs are below the national average resulting in over 67% of the area's residents owning their own home. The area's median housing cost is approximately $88,000 while the average sales price is approximately $116,000. While the area will likely experience job losses to corporate mergers and downsizing in the future, the Company believes the diversity of the area's industry will continue to provide a stable economy.

LENDING ACTIVITIES

         GENERAL. Laurel Savings has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans' Affairs ("VA"). At June 30, 1998, Laurel Savings' total loan portfolio amounted to $155.6 million ("total loan portfolio"), representing approximately 70.4% of the Bank's total assets at that date. Permanent loans secured by single-family (one-to-four units) residential properties amounted to $115.0 million or 73.9% of the total loan portfolio at June 30, 1998. At June 30, 1998, multi-family (over four units) residential loans amounted to $2.5 million or 1.6% of the total loan portfolio while construction loans (all of which were for the construction of single-family residential properties) totaled $4.3 million or 2.8% of the total loan portfolio and commercial real estate loans totaled $6.4 million or 4.1% of the total loan portfolio. The Bank's consumer loans, the second largest component of the Bank's total loan portfolio, amounted to $27.4 million or 17.6% of such portfolio at June 30, 1998.

         The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                As of June 30,
                                  ------------------------------------------------------------------------------
                                          1998                         1997                        1996
                                  ---------------------       ----------------------      ----------------------
                                     Amount          %         Amount            %         Amount            %
                                  -----------      ----       --------         -----      ---------        -----
                                                              (Dollars in Thousands)
Real estate loans:

  Single-family                      $114,972      73.9%      $114,062         76.5%      $113,160          76.1%

  Multi-family                          2,474       1.6          2,740          1.8          2,811           1.9


  Construction(1)                       4,341       2.8          3,079          2.1          4,281           2.9


  Commercial                            6,391       4.1          5,676          3.8          5,788           3.9
                                     --------     -----       --------        -----       --------         -----

    Total real estate loans           128,178      82.4        125,557         84.2        126,040          84.8


Consumer loans(2)                      27,373      17.6         23,584         15.8         22,630          15.2
                                     --------     -----       --------        -----       --------         -----


    Total loans                      $155,551     100.0%      $149,141        100.0%      $148,670         100.0%
                                     --------     =====       --------        =====       --------         =====

Less:

  Loans in process                     (1,953)                  (1,634)                     (2,148)

  Allowance for possible loan          (1,852)                  (1,943)                     (1,899)
    losses


  Unamortized discounts and
    fees                                 (622)                    (894)                     (1,091)
                                     --------                 --------                    --------

  Net loans receivable               $151,124                 $144,670                    $143,532
                                     ========                 ========                    ========


  Loans held for sale (3)              $1,633                   $1,827                      $1,627
                                     ========                 ========                    ========

------------------



(1) The $4.3 million construction loan portfolio outstanding at June 30, 1998 consisted of fixed-rate construction loans totaling $2.3 million and adjustable-rate construction loans totaling $2.0 million.

(2) Consumer loans consist primarily of installment loans, auto loans, home equity loans, home improvement loans, commercial loans and loans on savings accounts. For additional information regarding these loans, see
         Note 4 to the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders ("Annual Report") set forth as Exhibit 13 hereto.

(3)      Loans held for sale consist of guaranteed student loans.

         CONTRACTUAL MATURITIES OF LOANS. The following table sets forth the contractual principal repayments of the total loan portfolio of the Bank as of June 30, 1998 by categories of loans. Loans with adjustable interest rates are shown in the year that they are contractually due. The amounts shown for each period do not take into account either loan prepayments or scheduled amortization of the Bank's loan portfolio.


                                                    Contractual Maturities in Year Ended June 30,
                       ----------------------------------------------------------------------------------------------
                             Total
                         Outstanding
                         At June 30,                      2000-         2002-        2004-        2009-     2020 and
                             1998           1999          2001          2003         2008         2019     Thereafter
                             ----           ----          ----          ----         ----         ----     ----------


                                                                   (In Thousands)

Fixed-rate mortgage
  Loans                    $ 82,137       $ 4,197       $ 7,886       $ 8,626      $21,708       $22,871    $16,849
Adjustable-rate
  mortgage loans             41,700         1,940         2,092         2,396        6,672        14,870     13,730
Construction                  4,341         4,341            --            --           --            --         --
Consumer and other
  Loans                      27,373         8,472         7,079         4,230        5,231         2,361         --
                           --------       -------       -------       -------      -------       -------    -------

          Total            $155,551       $18,950       $17,057(1)    $15,252(1)   $33,611(1)    $40,102(1) $30,579(1)
                           ========       =======       =======       =======      =======       =======    =======


------------

(1) Of the $136.6 million of principal repayments contractually due after June 30, 1999, $96.8 million have fixed-rates of interest and $39.8 million have adjustable or floating rates of interest.

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

         Historically, the Bank has not been an active purchaser or seller of loans. The sales activity conducted by the Bank during fiscal 1998, 1997 and 1996 primarily focused on the sale of student loans.

         The following table shows total loan origination, purchase and repayment activities of the Bank during the periods indicated.


                                                               Year Ended June 30,
                                            ----------------------------------------------------------
                                               1998                   1997                      1996
                                               ----                   ----                      ----
                                                                 (In Thousands)
Real estate originations:
  Residential:
    Single-family                           $ 19,654                 $ 9,798                   $14,002
    Multi-family                                  --                     550                        --
  Commercial                                     360                     835                        --
  Construction (1)                             6,020                   3,829                     3,455
                                            --------                 -------                   -------
    Total real estate loan
      originations                            26,034                  15,012                    17,457
Consumer and other loan
  originations (2)                            17,465                  15,390                    13,154
                                            --------                 -------                   -------
      Total loan originations                 43,499                  30,402                    30,611
Loan participation interests
 purchased                                    $1,000                      29                        --
                                            --------                 -------                   -------
Total loan originations
  and loan participation
  interests purchased                         44,499                  30,431                    30,611
                                            --------                 -------                   -------

Students loans sold                            1,107                     719                       550
Loan participation interests
  sold                                            --                      --                        68
Principal loan repayments                     36,890                  28,330                    28,897
Other, net (3)                                   242                      44                       233
                                            --------                 -------                   -------
  Total principal loan
    repayments and other                      38,239                  29,093                    29,748
                                            --------                 -------                   -------
Net increase in loans
  receivable, net and loans                 $  6,260                 $ 1,338                   $   863
  held for sale                             ========                 =======                   =======


-------------------


(1) Construction loans are classified as either a residential or commercial real estate loan at the time of origination depending on the nature of the property securing the loan. Construction loan originations totaled $6.0 million during fiscal 1998, of which $3.0 million were fixed-rate, single-family residential loans and $3.0 million were adjustable-rate, single-family residential loans.

(2)      Includes student loans held for sale

(3) Includes transfers to real estate owned and all activity in the allowance for possible loan losses.


LENDING PROGRAMS AND POLICIES

         RESIDENTIAL LENDING. Historically, Laurel Savings concentrated its lending activity on the origination of long-term, fixed-rate residential mortgage loans secured by one-to-four family residential properties. As a result, at June 30, 1998, $79.1 million or 50.9% of the Bank's total loan portfolio consisted of long-term loans with fixed-rates of interest which were secured by first mortgages on one-to-four family residential properties. During fiscal 1998, 1997 and 1996, the Bank originated $14.3 million, $4.3 million and $9.7 million, respectively, of fixed-rate mortgage loans. Due to the interest rate environment during fiscal 1998, the Bank found the largest portion of its single-family loan demand to be for fixed-rate loans.

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

         In addition, Laurel Savings originates ARMs with up to a 30-year amortization schedule. On all ARMs currently offered by the Bank, payments are adjusted with each interest rate adjustment so that the term of the ARM is not affected. The Bank currently offers one, three, and five year adjustable rate loans. Interest rate adjustments occur every one, three or five years and are based on the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity that matches the loan type. All three loan types limit interest rate increases to 6% over the life of the loan and limit decreases to 2% below the initial rate. The one year ARM has a 2% maximum increase per adjustment while the three and five year loans have a maximum increase of 3% per adjustment. All of these loans may be converted to fixed rate loans. The Bank does not offer ARMs with below market introductory or "teaser" rates. Although Laurel Savings intends to continue to emphasize the origination of ARMs in order to reduce the impact on its operations of rapid increases in market rates of interest, such loans generally do not adjust as rapidly as changes in the Bank's cost of funds. At June 30, 1998, $35.8 million or 23.0% of the Bank's total loan portfolio consisted of ARMs on one-to-four family residential real estate.

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. Laurel Savings originated $360,000 of commercial real estate loans and purchased a $1.0 million commercial real estate participation loan in fiscal 1998. The Bank originated no multi-family residential real estate loans in fiscal 1998. At June 30, 1998, the Bank's multi-family residential real estate loans and commercial real estate loans amounted to $2.5 million and $6.4 million, respectively, or 1.6% and 4.1% of the total loan portfolio, respectively. Such loans generally earn rates of interest which exceed the rates on residential real estate loans and are usually for shorter terms. Such loans have been generally offered with interest rates that adjust annually at 1% to 2% over the Bank Prime Lending Rate as published in the Wall Street Journal. These loans have up to 30-year amortization schedules. The Bank's multi-family real estate loans are secured primarily by apartment buildings and its commercial real estate loans are secured primarily by other income-producing properties located in the Pittsburgh MSA, including office buildings and warehouses. Of the $8.9 million of commercial and multi-family loans at June 30, 1998, $3.1 million have fixed rates of interest and $5.8 million have adjustable rates of interest.

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

         CONSTRUCTION LENDING. The Bank's construction loans accounted for 23.1% of the real estate loans originated in fiscal 1998, 25.6% in fiscal 1997 and 19.8% in fiscal 1996. Such loans are generally used to fund the construction of residential properties for owner-occupancy although the Bank has originated commercial construction and land acquisition and development loans to a limited degree. Most of the Bank's residential construction loans are originated in connection with providing permanent financing on the construction project. The interest rate on the permanent loan is set at the time of the origination of the construction loan. Construction loans are classified as either residential or commercial real estate loans at the time of origination, depending on the nature of the property securing the loan. At June 30, 1998, construction loans amounted to $4.3 million, all of which were originated for the construction of residential properties.

         A significant portion of the Bank's loans are made to builders on both pre-sold and unsold properties. Speculative construction loans on unsold properties carry more risk than pre-sold or individual construction loans originated by the Bank because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank attempts to mitigate these risks by, among other things, working with builders with whom it has established relationships and by generally limiting the number of unsold homes under construction.

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

         CONSUMER LENDING. The Bank has continued to emphasize the origination of consumer loans, installment loans and home equity loans, and such loans have increased as a percentage of the total loan portfolio from 13.8% of the total loan portfolio at June 30, 1995 to 17.6% of the total loan portfolio at June 30, 1998, primarily as a result of the Bank's increased origination of fixed-rate home equity loans. The Bank originated $16.5 million, $15.4 million and $13.2 million of consumer loans in fiscal 1998, 1997 and 1996 out of total loan originations and purchases of $44.5.4 million, $30.4 million and $30.6 million, respectively. Although consumer loans may involve a greater risk of loss than residential real estate loans due to the nature of the collateral involved (or the absence of collateral), the Bank carefully reviews the creditworthiness of the borrower and, where applicable, the value of the collateral for such loans. However, since the amount outstanding on each individual loan is smaller, the risk of financial loss per loan is lower when compared to mortgage and commercial lending.

         Installment loans, consisting primarily of home equity loans, and commercial loans accounted for $26.9 million or 98.4% of all consumer loans at June 30, 1998. Installment loans generally have terms of less than five years with fixed rates of interest. Home equity loans typically have fixed interest rates and terms up to 20 years, although a majority of such loans have terms of ten years or less. The Bank does not require that it hold the first mortgage on the secured property. The Bank also offers a home equity line of credit with an adjustable rate of interest.

         Loans on savings accounts are also offered with the interest rate set at the higher of the underlying collateral rate plus 3% or the current Federal Reserve Board discount rate plus 5%, the interest rate being adjusted if the rate on the account or the Federal Reserve Board discount rate changes. Such loans are generally made for up to 90% of the amount in the savings account and accounted for $335,000 or 1.2% of the consumer loan portfolio at June 30, 1998.

         REGULATORY REQUIREMENTS. Under the provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank may make to any one borrower is limited to the loans to one borrower limitations applicable to national banks (i.e., 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus when the loan is fully secured by readily marketable securities). At June 30, 1998, the Bank's loans to one borrower limit was approximately $3.4 million and the largest aggregate amount of loans by the Bank to any one borrower, including related entities, was a $984,000 participation loan secured by office buildings. This loan was current as of June 30, 1998.

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

         If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a public auction at which the Bank may participate as a bidder at the sale. If the Bank is the successful bidder, the acquired property is then included in the Bank's "real estate owned" account until it is sold. The Bank is permitted to finance the sales of these properties by "loans to facilitate," which involve a lower down payment or a longer term than would be generally allowed by the Bank's underwriting standards. At June 30, 1998, the Bank had one loan to facilitate amounting to $31,000.

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

         The following table sets forth information regarding the Bank's nonaccrual loans and real estate owned at the dates indicated. The Bank did not have any troubled debt restructurings at June 30, 1998.


                                                           June 30,
                                                   ------------------------
                                                   1998      1997      1996
                                                   ----      ----      ----

                                                    (Dollars in Thousands)

Nonaccruing loans:
  Single-family residential real estate            $355      $600      $364
  Commercial real estate                            119       158       198

Multi-family residential                             23        28        39
  Consumer and other loans                           64       129        11
                                                   ----      ----      ----
     Total nonaccruing loans                       $561      $915      $612
                                                   ====      ====      ====
Total nonperforming loans as a
  percentage of net loans receivable                .37%      .63%      .43%
                                                   ====      ====      ====
Total real estate owned, net of related
  reserves                                         $143      $ --      $219
                                                   ====      ====      ====
Total nonperforming loans and real
  estate owned as a percentage of total assets      .32%      .43%      .42%
                                                   ====      ====      ====


         Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified "substandard" and "doubtful," the institution is required to establish prudent general loan loss reserves in accordance with GAAP. Assets classified "loss" must be either completely written off or supported by a 100% specific reserve. A classification category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and to set aside appropriate loss reserves on the basis of such classification. At June 30, 1998, the Bank's classified assets totaled $794,000, of which $612,000 were assets classified as substandard and $182,000 were assets classified as loss. Assets classified as substandard consisted of the Bank's nonperforming residential, multi-family and commercial real estate loans, consumer loans and real estate owned, certain loans which were delinquent between 15 and 90 days and other current loans which have in the past displayed characteristics which reflect potential weaknesses.

         ALLOWANCES FOR ESTIMATED LOAN LOSSES. Provisions for possible losses on first mortgage and other loans are charged to earnings in amounts that result in allowances sufficient, in management's judgment, to cover anticipated losses. In determining the appropriate level of provisions for possible loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. The Bank's allowances for loan losses totaled $1.8 million at June 30, 1998 or 330.1% of total nonperforming loans at such date. The Bank's management believes that its present allowances for losses are adequate. However, while management uses the best information available to make such determinations, future adjustments to the loan loss allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgements about information available to them at the time of their examination.

         The Bank's asset classification committee, consisting of the Assistant Vice President - Credit and Collections, Chief Executive Officer and Senior Vice President-Finance, meets on at least a quarterly basis. The committee reviews all non-performing assets to determine the adequacy of resources. Adjustments are made as needed and the committee's findings are summarized in a detailed report submitted to the Board of Trustees.

         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.


                                             Year Ended June 30,
                                     -----------------------------------
                                      1998           1997         1996
                                      ----           ----         ----


                                           (Dollars in Thousands)

Balance at beginning of
   Period                            $ 1,943       $ 1,899       $ 1,893
                                     -------       -------       -------

Charge-offs:
   Residential real estate               (71)          (15)          (20)
   Commercial real estate                (20)           --           (10)
   Consumer                              (61)          (39)          (51)
                                     -------       -------       -------
     Total charge-offs                  (152)          (54)          (81)
                                     -------       -------       -------
 Recoveries:
   Residential real estate                --            --             1
   Consumer                               43            68            56
                                     -------       -------       -------
     Total recoveries                     43            68            57
                                     -------       -------       -------
Net (charge-offs) recoveries            (109)           14           (24)
                                     -------       -------       -------

Provision for losses on loans             18            30            30
                                     -------       -------       -------

Balance at end of period             $ 1,852       $ 1,943       $ 1,899
                                     =======       =======       =======

Allowance for loan losses as a
  percent of total net loans
  outstanding                           1.23%         1.34%         1.32%
                                     =======       =======       =======

Allowance for loan losses as a
  percent of nonperforming loans      330.12%       212.35%       310.29%
                                     =======       =======       =======

Ratio of net charge-offs to
  average loans outstanding             (.07)%          --%        (0.02)%
                                     =======       =======       =======

         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.


                                                                    June 30,
                             ---------------------------------------------------------------------------------
                                         1998                        1997                    1996
                             ---------------------------------------------------------------------------------
                                            Percent of                  Percent of                Percent of
                                             Loans in                    Loans in                  Loans in
                                               Each                        Each                      Each
                                           Category to                 Category to               Category to
                                           Total Loans      Amount     Total Loans      Amount   Total Loans
                             ---------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
    Residential real estate(1)   $ 603        76.7%        $ 600          78.6%        $ 598         79.0%
    Multi-family real estate        26         1.6            29           1.8            30          1.9
    Commercial real estate         203         4.1           237           3.8           231          3.9
    Consumer                       282        17.6           250          15.8           234         15.2
    Unallocated                    738          --           827            --           806           --
                                ------       -----        ------         -----        ------        -----
         Total                  $1,852       100.0%       $1,943         100.0%       $1,893        100.0%
                                ======       =====        ======         =====        ======        =====

------------

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

      The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                                     June 30,
                                                        -----------------------------------
                                                            1998       1997          1996
                                                            ----       ----          ----

                                                                  (In Thousands)
Mortgage-backed securities:
  GNMA                                                  $    --      $    --      $     --
  FNMA                                                       --           --            --
  FHLMC                                                      --           --            --
  FNMA Remic                                                151          200           254
  FHLMC Remic                                               900          900         1,130
  Other                                                     --           120           162
                                                        -------      -------      --------
     Total                                              $ 1,051      $ 1,220      $  1,546
                                                        =======      =======      ========

Mortgage-backed securities available for sale:
  GNMA                                                   $3,973       $4,900      $  5,885
  FNMA                                                    3,424        4,050         4,397
  FHLMC                                                     183          307           437
  FNMA Remic                                                228          284           284
  FHLMC Remic                                             3,454        3,526         2,926
                                                        -------      -------      --------
     Total                                              $11,262      $13,067      $ 13,929
                                                        =======      =======      ========

      Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at June 30, 1998 is presented below.

                                                      Amounts at June 30, 1998 Which Mature In
                                     -------------------------------------------------------------------------
                                     One Year        After One to     After Five To      Over 10
                                      or Less         Five Years         10 Years         Years         Total
                                      -------         ----------         --------         -----         -----
                                                                  (Dollars in Thousands)

Mortgage-backed securities:
  GNMA                                 $--                $ --              $--          $    --       $    --
  FNMA                                  --                  --               --               --            --
  FHLMC                                 --                  --               --               --            --
  FNMA Remic                            --                  --               --              151           151
  FHLMC Remic                           --                  --               --              900           900
                                       ---                ----              ---          -------       -------
      Total                            $--                $ --              $--          $ 1,051       $ 1,051
                                       ===                ====              ===          =======       =======
Weighted average yield                  --%                 --%              --%             6.8%          6.8%
                                       ===                ====              ===          =======       =======

Mortgage-backed securities
available for sale:
  GNMA                                 $--                $ --              $--          $ 3,973       $ 3,973
  FNMA                                  --                 397               --            3,027         3,424
  FHLMC                                 --                  --               --              183           183
  FNMA Remic                            --                  --               --              228           228
  FHLMC Remic                           --                  --               --            3,454         3,454
                                       ---                ----              ---          -------       -------
      Total                            $--                $397              $--          $10,865       $11,262
                                       ===                ====              ===          =======       =======
Weighted average yield                  --%                6.8%              --%             7.3%          7.3%
                                       ===                ====              ===          =======       =======


      Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At June 30, 1998, none of the Bank's mortgage-backed securities were pledged to secure obligations of the Bank.

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

      The following table sets forth the composition and maturities of the Bank's investment securities portfolio at June 30, 1998.

                                                            Amounts at June 30, 1998 Which Mature In
                                           -------------------------------------------------------------------------
                                           One Year          1 to 5             5 to 10        Over 10
                                           or Less            Years              Years          Years          Total
                                           -------            -----              -----          -----          -----
                                                                   (Dollars in Thousands)
Investment securities:
   Corporate notes and
    commercial paper                          $    --          $1,500           $ 6,498          $6,005        $14,003
                                              =======          ======           =======         =======        =======
   Weighted average
    yield                                          --%            6.5%              6.8%            7.6%           7.1%
                                              =======          ======           =======         =======        =======

Investment securities available for sale:
   Municipal obligations                      $    --          $   --           $    --         $ 8,914        $ 8,914
   Shay Financial
     Services Arms Fund (1)                    14,444              --                --              --         14,444
   FNMA preferred stock (1)                       250                                                              250
   FHLMC preferred stock (1)                      250                                                              250
   FNMA stock (1)                                 610              --                --              --            610
   FHLMC stock  (1)                               925              --                --              --            925
                                              -------          ------           -------         -------        -------

               Total                          $16,479          $   --           $    --         $ 8,914        $25,393
                                              =======          ======           =======         =======        =======
      Weighted average
       yield                                      5.4%             --%               --%            5.4%           5.4%
                                              =======          ======           =======         =======        =======


---------------------

(1) Such investment securities have no stated contractual maturity.

      The following table sets forth the composition and amortized cost of the Bank's investment securities at each of the dates indicated.


                                                         June 30,
                                              -------------------------------
                                               1998        1997        1996
                                               ----        ----        ----

                                                      (In Thousands)

Investment securities:
   Corporate notes and
    commercial paper                          $14,003     $15,494     $ 9,948
                                              =======     =======     =======

Investment securities available for sale:
Corporate notes and
   commercial paper                           $    --     $ 1,500     $ 1,000
  Municipal obligations                         8,914       4,541       2,315
  Financial Institutions
    Insurance Group, Inc. stock                    --          --          25
 Shay Financial Services:
      ARMs Fund                                14,444       8,832       8,317
FNMA preferred stock                              250         250          --
FHLMC preferred stock                             250          --          --
FNMA stock                                        610          --          --
FHLMC stock                                       925         250          --
                                              -------     -------     -------
                                              $25,393     $15,373     $11,657
                                              =======     =======     =======



SOURCES OF FUNDS

      GENERAL. Savings accounts and other types of deposits have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer term basis to support expanded lending activities or asset/liability management. During fiscal 1998, the Bank borrowed $12.0 million in FHLB advances for asset/liability management purposes.

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

      The following table sets forth the distribution of the Bank's deposits by type of deposit at the dates indicated.


                                                                     As of June 30,
                                  --------------------------------------------------------------------------------------


                                              1998                        1997                        1996
                                  --------------------------------------------------------------------------------------
                                                       % of                         % of                           % of
                                    Amount           Deposits     Amount           Deposits      Amount          Deposits
                                    ------           --------     ------           --------      ------          --------
                                                                  (Dollars in Thousands)

Passbook and club accounts         $ 29,531           16.9%      $ 27,690           15.8%      $ 28,704           17.4%
NOW Accounts                         24,916           14.2         23,819           13.6         20,115           12.2
MMDAs                                16,444            9.4         18,047           10.3         18,477           11.2
Fixed-rate certificates              73,961           42.2         72,871           41.7         66,940           40.7
Jumbo certificates                    2,000            1.1          3,650            2.1          2,233            1.4
IRA and Keogh accounts               28,538           16.2         28,946           16.5         28,214           17.1
                                   --------          -----       --------          -----       --------          -----
  Total                            $175,390          100.0%      $175,019          100.0%      $164,683          100.0%
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

      The following table sets forth information relating to the Bank's deposit flows during the periods indicated.

                                           Year Ended June 30,
                                  ----------------------------------------
                                    1998            1997           1996
                                    ----            ----           ----
                                              (In Thousands)
(Decrease) increase before
  interest credited               $ (6,078)        $ 4,066        $(4,730)
Interest credited                    6,449           6,270          6,105
                                  --------         -------        -------
                                  $    371         $10,336        $ 1,375
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

      The Bank's deposits are obtained primarily from persons who are residents of Pennsylvania, particularly Allegheny and Butler counties. The Bank does not advertise for deposits outside of Pennsylvania and management believes that an insignificant amount of the Bank's deposits were held by nonresidents of Pennsylvania at June 30, 1998. The Bank has not used brokers to obtain funds to date and management of the Bank does not intend to utilize brokers to obtain such deposits in the future.

      The following table presents, by various interest rate categories, the amounts of certificates of deposit at the dates indicated and the amounts at June 30, 1998 which mature during the periods indicated.


                                                           Amounts at June 30, 1998 Maturing
                                As of June 30,                   in the Year Ended June,
                            ---------------------     -----------------------------------------------
                               1997       1998          1999        2000          2001     Thereafter
                               ----       ----          ----        ----          ----     ----------
                                                         (In Thousands)
Certificate Accounts:
   4.00% to   5.99%         $ 62,012     $79,427      $ 44,800    $17,901      $ 10,903      $ 5,823
   6.00% to   7.99%           38,683      22,791         7,120      7,700         2,381        5,590
   8.00% to   9.99%            4,772       2,281         1,810        441            30           --
  10.00% to  11.99%            2,520          --            --         --            --           --
                            --------    --------      --------    -------      --------      -------

Total                       $105,467    $104,499      $ 53,730     $26,042    $ 13,314       $11,413
                            ========    ========      ========     =======    ========       =======


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

      As of June 30, 1998, certificates of deposit in amounts of $100,000 or more in the Bank amounted to $2.0 million. The following table sets forth as of June 30, 1998 the distribution of certificates of deposit of $100,000 or more by time remaining to maturity.

                                            ---------------
                                                 Amount
                                            ---------------
                                             (In Thousands)
       Three months or less                     $1,000
       Over three through six months               200
       Over six though 12 months                   200
       Over 12 months                              600
                                                ------
           Total                                $2,000
                                                ======

      The following table presents information concerning deposit accounts at June 30, 1998, including the weighted average rate and the scheduled maturity of certificates of deposit.


                                                        % of Total      Average
                                           Amounts        Deposits        Rate
                                           -------        --------        ----
                                       (In Thousands)

Passbook and club accounts               $ 29,531           16.8%         2.48%
Now accounts                               24,916           14.2          1.01
MMDA's                                     16,444            9.4          2.23
                                         --------          -----          ----
  Total                                    70,891           40.4          1.91
                                         --------          -----          ----
Certificates maturing by quarter:
  September 30, 1998                       19,517           11.1          5.39
  December 31, 1998                        11,500            6.6          5.39
  March 31, 1999                           12,425            7.1          5.56
  June 30, 1999                            10,288            5.9          5.53
  September 30, 1999                        8,547            4.9          5.73
  December 31, 1999                         5,621            3.2          5.84
  March 31, 2000                            5,053            2.9          5.87
  June 30, 2000                             6,821            3.9          5.88
  September 30, 2000                        3,927            2.2          5.76
  December 31, 2000                         3,101            1.8          5.78
  March 31, 2001                            4,117            2.3          5.64
  June 30, 2001                             2,169            1.2          6.23
  Thereafter                               11,413            6.5          5.99
                                         --------          -----          ----
Total certificate accounts                104,499           59.6          5.65
                                         --------          -----          ----
    Total deposits                       $175,390          100.0%         4.14%
                                         ========          =====          ====


         BORROWINGS. Laurel Savings may obtain advances from the FHLB of Pittsburgh upon the security of the capital stock of the FHLB which it owns, deposits with the FHLB of Pittsburgh and certain of its home mortgages, provided certain standards related to creditworthiness are met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At June 30, 1998, 1997 and 1996, the Bank had $17.0 million, $11.0 million and $6.3 million, respectively, of FHLB advances outstanding.

         The following table presents certain information regarding short-term FHLB advances for the periods indicated:


                                              Year Ended June 30,
                                    --------------------------------------
                                      1998            1997           1996
                                      ----            ----           ----

                                            (Dollars in thousands)

FHLB advances:
Average balance outstanding         $12,998         $ 9,353         $5,122
Maximum amount outstanding
 at any month-end during
 the period                         $17,035         $11,046         $6,328
Weighted average interest
 rate during the period                5.54%           5.66%          5.87%
Amount outstanding at the
 end of the period                  $17,033         $11,044         $6,327
Weighted average rate at the
 end of the period                     5.49%           5.75%          5.52%



         Many financial institutions obtain funds from sales of securities to institutional investors under agreements to repurchase ("institutional repurchase agreements"), which are considered borrowings. The Bank has not utilized and has no present intention to utilize institutional repurchase agreements as a source of funds.

SUBSIDIARIES

         The Bank has one wholly owned subsidiary, Laurel Financial Services Corporation ("LFSC"), which is the result of combining its former wholly owned subsidiaries of All-Par Service Corporation and Pesa Service Corporation. LFSC is currently inactive. At June 30, 1998, LFSC had no assets or liabilities.

EMPLOYEES

         The Bank had 40 full-time employees and 10 part-time employees as of June 30, 1998. None of the employees are represented by a collective bargaining agent, and the Bank believes it enjoys good relations with its personnel.

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

         BHCA ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. Pennsylvania banking law permits the interstate acquisition of banking institutions by bank holding companies on a regional and reciprocal basis. See "Interstate Acquisitions." No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1998, the Bank met each of its capital requirements.

         The following table sets forth certain information concerning the Bank's regulatory capital at June 30, 1998.

                                                     -------           -------           -------
                                                                        Tier 1            Tier 1
                                                      Tier 1             Risk-             Risk-
                                                        Core             Based             Based
                                                     Capital           Capital           Capital
                                                     -------           -------           -------
Equity Capital (1)                                  $ 23,131          $ 23,131          $ 23,131
Less unrealized securities gains                        (290)             (290)             (290)
Plus general valuation allowances (2)                     --                --             1,445
                                                    --------          --------          --------
        Total regulatory capital                      22,841            22,841            24,286
Minimum required capital                               8,753             4,623             9,245
                                                    --------          --------          --------
        Excess regulatory capital                   $ 14,088          $ 18,218          $ 15,041
                                                    ========          ========          ========
Regulatory capital as a percentage (3)                 10.44%            19.83%            21.09%
Minimum required capital percentage                     4.00              4.00              8.00
                                                    --------          --------          --------
        Excess regulatory capital percentage            6.44%            15.83%            13.09%
                                                    ========          ========          ========


-----------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Department for the quarter ended June 30, 1998.

(2)      Limited to 1.25% of risk adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total assets of $218,837. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighed assets of $115,158.


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

         MISCELLANEOUS. The Bank is subject to certain restrictions on loans to the Company, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company. The Bank is also subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms. In addition, there are various limitations on the distribution of dividends to the Company by the Bank.

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

         Under the percentage of taxable income method, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method has permitted a qualifying savings institution to be taxed at a significantly lower maximum effective marginal federal income tax rate rather than that applicable to corporations in general. This resulted generally in a maximum effective marginal federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3%. As of June 30, 1998, at least 60% of the Bank's assets were "qualifying assets" described in Section 7701(a)(19)(C) of the Code, and the Bank anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the Bank may be required to restore some portion of its bad debt reserve to taxable income in the future.

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

ITEM 2.  PROPERTIES.

         The following table sets forth certain information as of June 30, 1998 with respect to the offices of the Company and Laurel Savings.

                                        Owned                                    Net Book Value of Property or
                                         or                  Lease                Leasehold Improvements as of
          Location                     Leased            Expiration Date                 June 30, 1998
------------------------------      -------------      ------------------      ----------------------------------
Allegheny County:

  363 Butler Street,
  Etna                                 Owned                                                $ 152

  1416 Mt. Royal Blvd.
  Glenshaw                             Owned                                                  172

  1801 Jancey Street
  Morningside, Pittsburgh              Leased                2001(1)                           --

  2724 Harts Run Road
  Allison Park                         Owned                                                  490

  744 Little Deer Creek Road
  Russellton                           Owned                                                   97

Butler County:
  125 West Main Street
  Saxonburg                            Owned                                                  199


---------------------
(1) There is presently a five year option to extend this lease.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from pages 1 and 3 of the Company's Annual Report to Stockholders attached hereto as
Exhibit 13 (the "1998 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page 29 of the Company's 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 30 to 42 of the Company's 1998 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 30 to 32 of the Company's 1998 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 7 to 28 of the Company's 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from "Information With Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Bank's Proxy Statement for the Annual Meeting of Stockholders for fiscal 1998 ("Proxy Statement").

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 hereto):

         Independent Auditors' Report

         Consolidated Statements of Financial Condition at June 30, 1998
         and 1997

         Consolidated Statements of Operations for the Years Ended June 30, 1998, 1997 and 1996

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1998, 1997 and 1996

         Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements

         (2) All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.


         No.                     Exhibits                                                      Page
         ---                     --------                                                      ----
        3.1                      Articles of Incorporation                                       *
        3.2                      Bylaws                                                          *
        4                        Common Stock Certificate                                        *
       10.1                      1987 Stock Compensation Program                                 *
       10.2                      1993 Key Employee Stock Compensation Program                   **
       10.3                      1993 Directors' Stock Option Plan                              **
       10.4                      1996 Stock Option Plan                                        ***
       10.5                      Employment agreement between Laurel Savings Bank and
                                    Edwin R. Maus                                              ***
       11                        Earnings Per Share Computation
       13                        1998 Annual Report to Stockholders
       21                        See "Business - Subsidiaries"
                                    for the required information.
       23                        Consent of KPMG Peat Marwick LLP
       27                        Financial Data Schedule

----------------

         * Incorporated by reference to the Company's Registration Statement on Form S-4.

         ** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1994.

         *** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1997.

         (b)  Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.

         (c) See (a)(3) above for all exhibits and the Exhibit Index.

         (d) There are no other financial statements and Financial Statement Schedules which were excluded from the 1998 Annual Report to Stockholders which are required to be included herein.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               LAUREL CAPITAL GROUP, INC.



                                                By: /S/ EDWIN R. MAUS
                                                   -----------------------------
Date: September 28, 1998                            Edwin R. Maus, President and
                                                       Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 /S/ ARTHUR G. BORLAND                                 Date: September 28, 1998
-------------------------------------------------
Arthur G. Borland, Director



 /S/ RICHARD  J. CESSAR                                Date: September 28, 1998
-------------------------------------------------
Richard J. Cessar, Chairman of the Board



 /S/ ANNETTE D. GANASSI                                Date: September 28, 1998
-------------------------------------------------
Annette D. Ganassi, Director



 /S/ RICHARD S. HAMILTON                               Date: September 28, 1998
-------------------------------------------------
Richard S. Hamilton, Director



 /S/ HARVEY J. HAUGHTON                                Date: September 28, 1998
-------------------------------------------------
Harvey J. Haughton, Director

 /S/ EDWIN R. MAUS                                     Date: September 28, 1998
-------------------------------------------------
Edwin R. Maus, Director, President
 and Chief Executive Officer



 /S/ J. HAROLD NORRIS                                  Date: September 28, 1998
-------------------------------------------------
J. Harold Norris, Director



 /S/ JOHN A. HOWARD, JR.                               Date: September 28, 1998
-------------------------------------------------
John A. Howard, Jr., Senior Vice President,
 Chief Financial Officer and Corporate Secretary/
  Treasurer