Form 10-Q
period 1998-09-30
LAUREL CAPITAL GROUP INC
filed 1998-11-12
CIK 892158

                       Securities and Exchange Commission
                            WASHINGTON, D. C. 20549



                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ________________ to ________________

Commission File Number: 0-23101

                           LAUREL CAPITAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)
        Pennsylvania                                         25-1717451
-------------------------------                            -------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

         2724 Harts Run Road
      Allison Park, Pennsylvania                                 15101
---------------------------------------                       ----------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number including area code:  (412) 487-7404


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                      -----   -----

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

                           Class: Common stock, par value $.01 per share Outstanding at November 3, 1998: 2,189,685 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX


                                                                                                PAGE
                                                                                                ----
Part I - Financial Information
------------------------------

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of                   .....    1
                  September 30, 1998 (Unaudited) and June 30, 1998

                  Consolidated Statements of Operations for the Three                    .....    2
                  Months Ended September 30, 1998 and 1997 (Unaudited)

                  Consolidated Statements of Stockholders' Equity for the                .....    3
                  Three Months Ended September 30, 1998 (Unaudited)

                  Consolidated Statements of Cash Flows for the Three                    .....    4
                  Months Ended September 30, 1998 and 1997 (Unaudited)

                  Notes to (Unaudited) Consolidated Financial Statements                 .....    5-9

Item 2.           Management's Discussion and Analysis of Financial                      .....   10-15
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk             .....    16

Part II - Other Information
---------------------------

                  Item 1.  Legal Proceedings                                             .....    16

                  Item 2.  Changes in Securities and Use of Proceeds                     .....    16

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

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                            September 30,         June 30,
                                                                                     1998             1998
------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
        ASSETS


Cash                                                                                 $701             $753
Money market investments                                                            3,581            3,532
Interest-earning deposits with other institutions                                   8,494            7,092
Investment securities available for sale                                           27,688           25,539
Investment securities (market value of $10,121 and $14,097)                       10,005           14,003
Mortgage-backed securities available for sale                                      10,555           11,554
Mortgage-backed securities (market value of $2,061 and $1,068)                      2,046            1,051
Loans receivable, held for sale                                                     1,538            1,633

Loans receivable, net of unearned discounts of $6 and $7                          154,096          152,976
Allowance for possible loan losses                                                 (1,845)          (1,852)
------------------------------------------------------------------------------------------------------------
        Loans receivable, net                                                     152,251          151,124

Federal Home Loan Bank Stock                                                        1,277            1,277
Real estate owned                                                                      62              143
Accrued interest receivable:
        Loans                                                                         877              854
        Interest-earning deposits and investments                                     367              406
        Mortgage-backed securities                                                     72               73

Office properties and equipment, net of accumulated depreciation                    1,298            1,322
Prepaid expenses and sundry assets                                                    557              630
------------------------------------------------------------------------------------------------------------
                      Total Assets                                               $221,369         $220,986
------------------------------------------------------------------------------------------------------------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

        Savings deposits                                                         $175,774         $175,390
        FHLB Advances                                                              17,032           17,033
        Advance deposits by borrowers for taxes and insurance                       1,160            3,143
        Accrued interest payable on savings deposits                                1,500              523
        Accrued income taxes                                                          521              169
        Other accrued expenses and sundry liabilities                                 821            1,222
------------------------------------------------------------------------------------------------------------
                      Total Liabilities                                           196,808          197,480
------------------------------------------------------------------------------------------------------------
Stockholders' Equity

        Common stock,  $.01 par value;  5,000,000
           shares authorized;  2,320,055 and 2,305,055 shares
           issued respectively                                                         23               23
        Additional paid-in capital                                                  5,172            4,823
        Treasury stock, at cost (113,670 shares)                                   (1,626)          (1,626)
        Retained earnings                                                          20,675           20,200
        Accumulated other comprehensive income, net of tax                            545              290
        Stock held in deferred compensation trust                                    (228)            (204)
------------------------------------------------------------------------------------------------------------
                      Total Stockholders' Equity                                   24,561           23,506
------------------------------------------------------------------------------------------------------------
                      Total Liabilities and Stockholders' Equity                 $221,369         $220,986
------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

             For the Three Months Ended September 30, 1998 and 1997
                     (In thousands, except per share data)

                                                               Three months ended
                                                                 September 30,
                                                               ------------------
                                                                 1998        1997
                                                                 ----        ----
Interest Income:
       Loans                                                    $3,002     $2,950
       Mortgage-backed securities                                  210        255
       Investments                                                 660        639
       Interest-earning deposits                                   101         74
                                                                ------     ------
              Total interest income                              3,973      3,918

Interest expense:
       Savings deposits                                          1,808      1,901
       Borrowings                                                  234        120
                                                                ------     ------
              Total interest expense                             2,042      2,021
                                                                ------     ------
Net interest income before provision
       for possible loan losses                                  1,931      1,897
Provision for possible loan losses                                   4          8
                                                                ------     ------
Net interest income after provision
       for possible loan losses                                  1,927      1,889
                                                                ------     ------
Other income:
       Service charges                                             153        142
       Net gain on sale of investments and
              mortgage-backed securities available for sale         66         30
       Gain on the sale of loans held for sale                       8         11
       Other operating income                                       42         42
                                                                ------     ------
              Total other income                                   269        225
                                                                ------     ------
Operating expenses:
       Compensation, payroll taxes and
              fringe benefits                                      469        446
       Premises and occupancy costs                                124        121
       Federal insurance premiums                                   26         27
       Net loss on real estate owned                                 4         --
       Data processing expense                                      50         62
       Professional fees                                            84         42
       Other operating expenses                                    197        185
                                                                ------     ------
              Total operating expenses                             954        883
                                                                ------     ------
Income before income taxes                                       1,242      1,231
                                                                ------     ------
Provision for income taxes:
       Federal                                                     352        369
       State                                                        85         85
                                                                ------     ------
              Total income taxes                                   437        454
                                                                ------     ------
              Net income                                        $  805     $  777
                                                                ======     ======
Earnings per share
              Basic                                             $ 0.37     $ 0.36
                                                                ======     ======
              Diluted                                           $ 0.35     $ 0.34
                                                                ======     ======
              Dividends per share                               $ 0.15     $ 0.13
                                                                ======     ======

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                  For the Three Months Ended September 30, 1998
                                 (In thousands)


                                                                                      Accumulated
                                                                                            Other  Stock Held in
                                           Additional                               Comprehensive       Deferred            Total
                                  Common      Paid-in      Treasury       Retained         Income   Compensation    Stockholders'
                                   Stock      Capital         Stock       Earnings     Net of Tax          Trust           Equity
                                   -----      -------         -----       --------     ----------   ------------    -------------

Balance, June 30, 1998               $23       $4,823       ($1,626)      $ 20,200           $290          ($204)        $ 23,506

Stock options exercised
     (15,000 shares)                  --          121            --             --             --             --              121

Dividends on common stock
     at $0.15 per share               --           --            --           (330)            --             --             (330)

Unrealized gains on
     securities available
       for sale, net of tax           --           --            --             --            255             --              255

Deferred compensation
     payable in common stock          --          228            --             --             --             --              228

Purchase of stock in
     deferred compensation trust      --           --            --             --             --            (24)             (24)

Net income                            --           --            --            805             --             --              805
                                --------     --------      --------       --------       --------       --------         --------
Balance, September 30, 1998          $23       $5,172       ($1,626)      $ 20,675           $545          ($228)        $ 24,561
                                ========     ========      ========       ========       ========       ========         ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

             For the Three Months Ended September 30, 1998 and 1997
                                 (In thousands)


                                                                                          1998             1997
----------------------------------------------------------------------------------------------------------------
Net income:                                                                               $805             $777
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                                37               37
                Provision for possible loan losses                                           4                8
                Net loss on sale of real estate owned                                        2               --
                Net gain on sale of investments and mortgage-backed
                   securities available for sale                                           (66)             (30)
                Gain on the sale of loans held for sale                                     (8)             (11)
                Amortization of deferred loan fees                                         (35)             (37)
                Origination of loans held for sale                                        (303)            (366)
                Proceeds from sale of loans held for sale                                  406              582
                Decrease in accrued interest receivable                                     17              237
                Increase in accrued interest payable                                       977            1,056
                Other - net                                                                 91              390
----------------------------------------------------------------------------------------------------------------
                              Net cash provided by operating activities                  1,927            2,643
----------------------------------------------------------------------------------------------------------------
Investing activities:
      Purchase of investment securities                                                 (1,000)          (8,455)
      Purchase of investment securities available for sale                              (3,063)            (822)
      Purchase of mortgage-backed securities                                            (1,011)              --
      Proceeds from investment maturities                                                5,000            7,000
      Proceeds from sale of investment securities available for sale                     1,394              370
      Principal repayments of investment and
         mortgage-backed securities available for sale                                     975              274
      Principal repayments of investment and
         mortgage-backed securities                                                         16               23
      (Increase) decrease in loans                                                      (1,096)             527
      Proceeds from sale of real estate owned                                               79               --
      Net additions to office properties and equipment                                     (13)            (106)
----------------------------------------------------------------------------------------------------------------
                              Net cash provided (used) by investing activities           1,281           (1,189)
----------------------------------------------------------------------------------------------------------------
Financing activities:
      Net decrease in demand and club accounts                                            (836)          (1,887)
      Net increase (decrease) in time deposit accounts                                   1,220             (331)
      Net decrease in FHLB advances                                                         (1)              (1)
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                        (1,983)          (1,995)
      Stock options exercised                                                              121               12
      Dividends paid                                                                      (330)            (188)
----------------------------------------------------------------------------------------------------------------
                              Net cash used by financing activities                     (1,809)          (4,390)
----------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                  1,399           (2,936)
Cash and cash equivalents at beginning of period                                        11,377           15,335
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $ 12,776         $ 12,399
----------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
----------------------------------------------------------------------------------------------------------------
      Cash paid during the period for:
                Interest on savings deposits                                          $    831         $    845
                Interest on FHLB advances                                                  236              140
                Income taxes                                                                85              292
      Transfer of loans to real estate owned                                                --               96

      Cash paid during the period for interest includes interest credited on deposits of $629 and $625 for the three months ended September 30, 1998 and 1997, respectively
----------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1998 AND JUNE 30, 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1998 except for the adoption of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard No. 130, ("SFAS 130") "Reporting Comprehensive Income", discussed below. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 1998 Annual Report to Stockholders for the year ended June 30, 1998. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE
------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                  Three Months Ended
                                                     September 30,
                                                  1998             1997
                                              -------------------------
Basic earnings per share:
   Net income                                      $805            $777
   Weighted average shares outstanding        2,202,104       2,167,763
   Earnings per share                             $0.37           $0.36

Diluted earnings per share:
   Net income                                      $805            $777
   Weighted average shares outstanding        2,202,104       2,167,763
   Dilutive effect of employee
      Stock options                             119,022         109,536
                                              ---------       ---------
   Diluted weighted shares outstanding        2,321,126       2,277,299
   Earnings per share                             $0.35           $0.34

SECURITIES
----------

The Company accounts for investments in debt and equity securities in accordance with Financial Accounting Standards Board ("FASB") Statement No. 115 ("FAS 115"). FAS 115 requires that investments be classified as either: (1) Securities Held to Maturity- reported at amortized cost, (2) Trading Securities- reported at fair value, or (3) Securities Available for Sale- reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available for sale are reported as other comprehensive income in stockholders' equity.

COMPREHENSIVE INCOME
--------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended September 30, 1998 and 1997, the Company's total comprehensive income was $1,060 and $895, respectively. Total comprehensive income is comprised of net income of $805 and $777 and other comprehensive income of $255 and $118, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale.

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

(3)  INVESTMENT AND MORTGAGE-BACKED SECURITIES
     -----------------------------------------

Investment securities available for sale are comprised of the following:


                                                Amortized                 Gross Unrealized                      Fair
                                                     Cost              Gains             Losses                Value
                                     --------------------------------------------------------------------------------

AT SEPTEMBER 30, 1998:
     Municipal obligations                        $10,969               $430               $---              $11,399
     FNMA preferred stock                             250                 19                ---                  269
     FHLMC preferred stock                            250                 16                ---                  266
     FNMA common stock                                574                 68                ---                  642
     FHLMC  common stock                              440                 56                ---                  496
     Shay Financial Services
         ARMs Fund                                 14,649                ---                 33               14,616
                                     --------------------------------------------------------------------------------

                                                   27,132                589                 33               27,688

     Mortgage-backed securities                    10,286                270                  1               10,555
                                     --------------------------------------------------------------------------------

             Total                                $37,418               $859                $34              $38,243
                                     ================================================================================



At September 30, 1998, the contractual maturities of the debt securities                Amortized                 Fair
     available for sale are:                                                                 Cost                Value
                                                                               ----------------------------------------

     Due after ten years                                                                  $10,969              $11,399
                                                                               ----------------------------------------

             Total                                                                        $10,969              $11,399
                                                                               ========================================



     Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock and Shay Financial Services ARMs Fund have no stated maturity.

Note: There were gross realized gains of $66 and $30 recorded during the three months ended September 30, 1998 and 1997, respectively, on the sale of investment securities available for sale. Proceeds from the sale of investment securities available for sale during the three months ended September 30, 1998 and 1997 were $1,394 and $370, respectively.



Investment securities are comprised of the following:


                                                             Amortized                 Gross Unrealized                      Fair
                                                                  Cost              Gains             Losses                Value
                                                  --------------------------------------------------------------------------------

AT SEPTEMBER 30, 1998:
     Corporate notes and commercial paper                      $10,005               $116                ---              $10,121

      Mortgage-backed securities                                 2,046                 15                ---                2,061
                                                  --------------------------------------------------------------------------------

             Total                                             $12,051               $131                ---              $12,182
                                                  ================================================================================



At September 30, 1998, the contractual maturities of the debt securities are:                      Amortized                 Fair
                                                                                                        Cost                Value
                                                                                          ----------------------------------------

     Due after five years through ten years                                                           $5,000               $5,043
     Due after ten years                                                                               5,005                5,078
                                                                                          ----------------------------------------

             Total                                                                                   $10,005              $10,121
                                                                                          ========================================


     Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)  LOANS RECEIVABLE
     ----------------

       Loans receivable are comprised of the following:


                                                                                         September 30,                 June 30,
                                                                                                  1998                     1998
-------------------------------------------------------------------------------------------------------------------------------
              First mortgage loans:
                 Conventional:
                    1 to 4 family dwellings                                                   $115,935                 $114,905
                    Multi-family dwellings                                                       2,324                    2,474
                    Commercial                                                                   5,361                    6,391
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               123,620                  123,770
                 Guaranteed or insured                                                              65                       67
-------------------------------------------------------------------------------------------------------------------------------
              Total long term with monthly amortization                                        123,685                  123,837
                 Construction and development loans                                              4,247                    4,341
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               127,932                  128,178
              Less: Allowance for possible losses                                               (1,276)                  (1,274)
                        Loans in process                                                        (2,117)                  (1,953)
                        Deferred loan fees                                                        (565)                    (615)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                               123,974                  124,336
-------------------------------------------------------------------------------------------------------------------------------
              Consumer loans:
                    Home improvement loans (net of unearned
                        discounts of $6 and $7)                                                     68                       92
                    Loans secured by savings accounts                                              328                      335
                    Commercial loans                                                               651                      650
                    Installment loans                                                           27,799                   26,289
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                28,846                   27,366
              Less: Allowance for possible losses                                                 (569)                    (578)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                28,277                   26,788
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              $152,251                 $151,124
===============================================================================================================================

         Changes in the allowance for possible loan losses for the three months ended September 30, 1998 and 1997 are as follows:

                                                                                                Fiscal                   Fiscal
                                                                                                  1999                     1998
-------------------------------------------------------------------------------------------------------------------------------
         Balance at beginning of the fiscal year                                                $1,852                   $1,943
         Provision for losses                                                                        4                        8
         Charge-offs                                                                               (24)                    (113)
         Recoveries                                                                                 13                        4
-------------------------------------------------------------------------------------------------------------------------------
         Balance at September 30,                                                               $1,845                   $1,842
===============================================================================================================================


At September 30, 1998, the recorded investment in loans that are considered to be impaired under SFAS 114 was $308. Included in this amount is $103 of impaired loans for which the related allowance for credit losses is $4, and $205 of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the three months ended September 30, 1998 was approximately $296. For the three months ended September 30, 1998, the Company recognized interest income on those impaired loans of $1 which was recognized using the cash basis method of income recognition.

                                                                                                           September 30,
                                                                                                  1998                     1997
                                                                                                  -----------------------------
         Non-accrual loans                                                                        $534                     $816
         Non-accrual loans as a percent of total loans                                            0.35%                    0.57%
         ---------------------------------------------
         All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA                                                            At September 30,
                                                                         1998                  1997
                                                                         ----                  ----
                                                                    (In thousands except per share data)
                                                                    ------------------------------------
                                                                                 (Unaudited)


Total assets                                                          $221,369              $209,980
Money market investments                                                 3,581                 7,210
Interest-earning deposits with other institutions                        8,494                 4,294
Investment securities available for sale                                27,688                16,064
Investment securities                                                   10,005                16,950
Mortgage-backed securities available for sale                           10,555                13,077
Mortgage-backed securities                                               2,046                 1,197
Loans receivable held for sale                                           1,538                 1,622
Loans receivable, net                                                  152,251               144,076
Savings deposits                                                       175,774               172,801
FHLB advances                                                           17,032                11,043
Retained earnings                                                       20,675                18,684
Stockholders' equity                                                    24,561                21,981
Stockholders' equity per share  (1)                                     $11.13                $10.13



STATISTICAL PROFILE                                                           Three months ended
                                                                                 September 30,
                                                                          --------------------------
                                                                          1998                  1997
                                                                          ----                  ----


Average yield earned on all interest-earning assets                       7.31%                 7.66%
Average rate paid on all interest-bearing liabilities                     4.38                  4.53
Average interest rate spread                                              2.93                  3.13
Net yield on average interest-earning assets                              3.55                  3.71
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                              117.43                115.62
Return on average assets (2)                                              1.45                  1.48
Return on average equity  (2)                                            13.46                 14.41
Average equity to average assets                                         10.79                 10.27

----------------------------

(1) Amounts reflect the effects of the three-for-two stock split paid on January 16, 1998.

(2)  Amounts are annualized.

         COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30,1998 AND 1997


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended September 30, 1998 was $805,000 compared to $777,000 for the same period in the prior year. The increase of $28,000 or 3.6% was primarily the result of a $44,000 or 19.6% increase in other income, a $34,000 or 1.8% increase in net interest income and a $17,000 or 3.7% decrease in income tax expense partially offset by a $71,000 or 8.0% increase in operating expenses. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $34,000 or 1.8% during the three months ended September 30, 1998 as compared to the same period of the prior year. The increase was primarily due to a $4.6 million or 16.8% increase in average net earning assets for the quarter ended September 30,1998 as compared to the quarter ended September 30, 1997. This increase was partially offset by a decrease in the average interest rate spread from 3.13% for the quarter ended September 30, 1997 to 2.93% for the quarter ended September 30, 1998. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on interest-earning assets from 7.66% for the quarter ended September 30,1997 to 7.31% for the quarter ended September 30, 1998. This decrease was partially offset by a decease in the average rate paid on the Bank's interest-bearing liabilities from 4.48% for the quarter ended September 30, 1997 to 4.38% for the quarter ended September 30, 1998.

Interest income on loans receivable and loans held for sale increased by $52,000 or 1.8% during the three months ended September 30, 1998 as compared to the same period in the prior year. This was primarily due to an $8.5 million or 5.9% increase in the average outstanding balance of loans receivable for the quarter ended September 30, 1998 as compared to the same period in the prior year. This increase was partially offset by a decrease in the average yield on loans receivable from 8.18% for the quarter ended September 30, 1997 to 7.86% for the quarter ended September 30, 1998. The increase in the average outstanding balance of loans receivable was due to a $4.7 million or 19.5% increase in the average outstanding balance of consumer loans and a $3.8 million or 3.2% increase in the average outstanding balance of mortgage loans. The decrease in the average yield was primarily due to lower market interest rates. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities and mortgage-backed securities available for sale decreased by $45,000 or 17.7% during the quarter ended September 30, 1998 as compared to the September 30, 1997 quarter. This decrease was primarily due to a $2.2 million or 15.7% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended September 30, 1998 as compared to the September 30, 1997 quarter. In addition, the average yield on mortgage-backed securities decreased from 7.20% for the quarter ended September 30, 1997 to 7.03% for the quarter ended September 30, 1998. At September 30, 1998, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $269,000.

The available for sale portfolio consists of fixed and adjustable rate securities with an average yield of 7.17% at September 30, 1998. Rising interest rates would reduce the unrealized gains in this portfolio if the fixed rate securities were not sold. The held to maturity portfolio consists of two adjustable-rate and one fixed-rate collateralized mortgage obligations (CMO's) with an average yield of 6.41% at September 30, 1998. At September 30, 1998, the Bank's portfolio of mortgage-backed securities had net unrealized gains of $15,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments and investments available for sale increased during the three months ended September 30, 1998 by $21,000 or 3.3% from the comparable period in 1997, primarily due to a $4.5 million or 11.4% increase in the average outstanding balance of such securities for the quarter ended September 30,1998 as compared to the quarter ended September 30, 1997. This increase was partially offset by a decrease in the average yield on investment securities from 6.37% for the quarter ended September 30, 1997 to 5.90% for the quarter ended September 30, 1998. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At September 30, 1998, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $556,000 and $116,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended September 30,1998 by $27,000 or 36.5% from the comparable period in 1997. This increase was primarily due to an increase of $2.0 million or 37.6% in the average outstanding balance of interest-earning deposits for the quarter ended September 30, 1998 as compared to the September 30, 1997 quarter. The average yield on interest-earning deposits decreased from 5.50% for the quarter ended September 30, 1997 to 5.46% for the quarter ended September 30, 1998.

Interest expense on deposits decreased by $93,000 or 4.9% for the quarter ended September 30,1998, compared to the same period in 1997. The average outstanding balance of deposits increased by $1.2 million or .7% during the quarter ended September 30, 1998 as compared to the same period of the prior year. Such increase was partially offset by a decrease in the average interest rate paid on savings deposits from 4.48% for the quarter ended September 30, 1997 to 4.27% for the quarter ended September 30, 1998.

Interest expense on borrowings increased $114,000 or 95.0% for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 due to a $8.5 million or 100.0% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings decreased from 5.59% for the quarter ended September 30, 1997 to 5.45% for the quarter ended September 30, 1998.

PROVISION FOR POSSIBLE LOAN LOSSES. The Bank provided $4,000 and $8,000 to its allowance for possible loan losses for the quarters ended September 30, 1998 and 1997, respectively. Such provisions were the result of an analysis of the adequacy of the allowance for possible loan losses in connection with a review of the Bank's loan portfolio.

At both September 30, 1998 and 1997, the Bank's allowance for possible loan losses amounted to $1.8 million or 1.2% and 1.3%, respectively, of the total loan portfolio. As a percentage of non-performing loans (loans delinquent 90 days and over), the allowance for possible loan losses was 345.5% and 225.7% at September 30, 1998 and 1997, respectively.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for possible loan losses is adequate to absorb estimated future loan losses. In determining the appropriate level of the allowance for possible loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. Although management believes that the current allowance for possible loan losses is adequate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for possible loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $44,000 or 19.6% to $269,000 for the quarter ended September 30, 1998 as compared to the same period in 1997. This was primarily due to a $36,000 increase in net gains on the sale of investments available for sale and an $11,000 increase in fees and service charges.

OPERATING EXPENSES. Total operating expenses increased by $71,000 or 8.0% during the quarter ended September 30, 1998 as compared to the comparable 1997 quarter. This increase was primarily due to a $42,000 increase in professional fees, a $23,000 increase in compensation and benefits and a $12,000 increase in other operating expense. These increases were partially offset by a $12,000 decrease in data processing expense. The increase in professional fees was primarily due to legal fees incurred in litigation brought by the Bank against another financial institution.

INCOME TAX EXPENSE. Income tax expense decreased by $17,000 for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 primarily as a result of a decrease in the effective tax rate from 36.9% for the 1997 quarter to 35.2% for the 1998 quarter. This decrease was primarily due to increased purchases of non-taxable municipal obligations by the Company during the past year.

YEAR 2000

The Company outsources its primary data processing functions. A challenging problem exists as the millennium ("year 2000") approaches as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter.

The Company has established a management committee to identify all of its functions potentially affected by the year 2000, and to ensure that re-programming or replacement of the affected systems will be completed by December 31, 1998, thus allowing adequate time for testing. The Company has also contacted its largest borrowers to determine if they will be materially affected by potential year 2000 problems. To date, the Company has received confirmations from its primary vendors that corrections are being made and testing has begun to address and correct the issues associated with the year 2000 problem. The Company is formulating contingency plans for its major functions in the event systems fail.

The Company does not anticipate that the year 2000 issue will pose any significant operational problems or will have any material impact on its results of operations. The Company anticipates replacement of various hardware and software during fiscal 1999 at a cost of approximately $300,000 that will be depreciated over future periods. However, if the modifications and conversions are not completed timely, the year 2000 problem may have a material impact on the operations of the Company.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $383,000 or .2% from June 30, 1998 to September 30, 1998. The largest increases were a $2.1 million increase in investment securities available for sale, a $1.4 million increase in interest-bearing deposits with other institutions and a $1.1 million increase in loans receivable, net. These increases were partially offset by a $4.0 million decrease in investment securities. The largest components of change in liabilities were a $2.0 million decrease in advance deposits by borrowers for taxes and insurance partially offset by a $977,000 increase in accrued interest payable.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I
(Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 1998, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 10.50% and 21.38%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 1998.

                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                        -------    ----------   ----------
                                           (Dollar amounts in thousands)

Equity Capital (1)                      $23,829       $23,829      $23,829
Less unrealized securities gains           (545)         (545)        (545)
Plus general valuation allowances (2)         -             -        1,451
                                        -------       -------      -------
   Total regulatory capital              23,284        23,284       24,735
Minimum required capital                  8,874         4,644        9,287
                                        -------       -------      -------
   Excess regulatory capital            $14,410       $18,640      $15,448
                                        =======       =======      =======
Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $11,092       $ 6,942      $11,570
                                        =======       =======      =======
Regulatory capital as a percentage (3)    10.50%        20.12%       21.38%
Minimum required capital percentage        4.00          4.00         8.00
                                        -------       -------      -------
   Excess regulatory capital percentage    6.50%        16.12%       13.38%
                                        =======       =======      =======
Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                        =======       =======      =======

------------------------------------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended September 30, 1998.

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $221,845. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $115,700.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report to Stockholders. There has been no material change in the Company's asset and liability position or market value of portfolio equity since June 30, 1998.


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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

         None

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         On September 22, 1998, the Company announced its intent to repurchase up to 110,000 shares or approximately 5.00% of the Company's common stock over the next twelve months.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LAUREL CAPITAL GROUP, INC.



/s/ EDWIN R. MAUS
-------------------------------------------------------
Edwin R. Maus
President and Chief Executive Officer



/s/ JOHN A. HOWARD, JR.
-------------------------------------------------------
John A. Howard, Jr.
Senior Vice President and
Chief Financial Officer


Date: November 12, 1998