Form 10-Q
period 1998-12-31
LAUREL CAPITAL GROUP INC
filed 1999-02-16
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                  to
                              ------------------  ----------------

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

Registrant's telephone number including area code: (412) 487-7404
                                                  ---------------

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

                  Class:  Common stock, par value $.01 per share
                  Outstanding at February 1, 1999:  2,187,885 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      Index



                                                                                                 PAGE
                                                                                                 ----
Part I - Financial Information

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of
                  December 31, 1998 (Unaudited) and June 30, 1998                                   1

                  Consolidated Statements of Operations for the Three and
                  Six Months Ended December 31, 1998 and 1997 (Unaudited)                           2

                  Consolidated Statements of Stockholders' Equity for the
                  Six Months Ended December 31, 1998 (Unaudited)                                    3

                  Consolidated Statements of Cash Flows for the Six
                  Months Ended December 31, 1998 and 1997 (Unaudited)                               4

                  Notes to (Unaudited) Consolidated Financial Statements                          5-9

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                           10-17

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                       18

Part II - Other Information

                  Item 1.  Legal Proceedings                                                       18

                  Item 2.  Changes in Securities and Use of Proceeds                               18

                  Item 3.  Defaults upon Senior Securities                                         18

                  Item 4.  Submission of Matters to a Vote of                                   18-19
                           Security Holders

                  Item 5.  Other Information                                                       19

                  Item 6.  Exhibits and Reports on Form 8-K                                        19


Signatures                                                                                         20

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                                             December 31,                   June 30,
                                                                                                     1998                       1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              (unaudited)
       ASSETS


Cash                                                                                          $  1,041                     $    753
Money market investments                                                                         3,626                        3,532
Interest-earning deposits with other institutions                                                8,313                        7,092
Investment securities available for sale                                                        31,926                       25,539
Investment securities held to maturity  (market value of $11,529 and $14,097)                   11,478                       14,003
Mortgage-backed securities available for sale                                                    9,532                       11,554
Mortgage-backed securities held to maturity (market value of $1,888 and $1,068)                  1,879                        1,051
Loans receivable, held for sale                                                                  1,504                        1,633

Loans receivable, net of unearned discounts of $4 and $7                                       154,031                      152,976
Allowance for loan losses                                                                       (1,862)                      (1,852)
------------------------------------------------------------------------------------------------------------------------------------

       Loans receivable, net                                                                   152,169                      151,124

Federal Home Loan Bank Stock                                                                     1,277                        1,277
Real estate owned                                                                                   43                          143
Accrued interest receivable:
       Loans                                                                                       840                          854
       Interest-earning deposits and investments                                                   383                          406
       Mortgage-backed securities                                                                   64                           73

Office properties and equipment, net of accumulated depreciation                                 1,272                        1,322
Prepaid expenses and sundry assets                                                                 570                          630
------------------------------------------------------------------------------------------------------------------------------------

                       Total Assets                                                           $225,917                     $220,986
------------------------------------------------------------------------------------------------------------------------------------


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Savings deposits                                                                       $177,414                     $175,390
       FHLB Advances                                                                            20,031                       17,033
       Advance deposits by borrowers for taxes and insurance                                     2,178                        3,143
       Accrued interest payable on savings deposits                                                634                          523
       Accrued income taxes                                                                        167                          169
       Other accrued expenses and sundry liabilities                                               818                        1,222
------------------------------------------------------------------------------------------------------------------------------------

                       Total Liabilities                                                       201,242                      197,480
------------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

       Common stock,  $.01 par value;  5,000,000
          shares authorized;  2,320,855 and 2,305,055 shares
          issued, respectively                                                                      23                           23
       Additional paid-in capital                                                                5,170                        4,823
       Treasury stock, at cost (131,970 and 113,670 shares)                                     (1,943)                      (1,626)
       Retained earnings                                                                        21,171                       20,200
       Accumulated other comprehensive income, net of tax                                          473                          290
       Stock held in deferred compensation trust                                                  (219)                        (204)
------------------------------------------------------------------------------------------------------------------------------------

                       Total Stockholders' Equity                                               24,675                       23,506
------------------------------------------------------------------------------------------------------------------------------------

                       Total Liabilities and Stockholders' Equity                             $225,917                     $220,986
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

          For the Three and Six Months Ended December 31, 1998 and 1997
                      (In thousands, except per share data)


                                                                         Three months ended      Six months ended
                                                                             December 31,           December 31,
                                                                         ------------------      -----------------
                                                                            1998       1997        1998       1997
                                                                          ------     ------      ------     ------
Interest Income:
    Loans                                                                 $2,960     $2,919      $5,962     $5,869
    Mortgage-backed securities                                               200        249         410        504
    Investments                                                              613        669       1,273      1,308
    Interest-earning deposits                                                111         67         212        140
                                                                          ------     ------      ------     ------

        Total interest income                                              3,884      3,904       7,857      7,821

Interest expense:
    Savings deposits                                                       1,784      1,877       3,592      3,778
    Borrowings                                                               238        157         472        277
                                                                          ------     ------      ------     ------

        Total interest expense                                             2,022      2,034       4,064      4,055
                                                                          ------     ------      ------     ------

Net interest income before provision
    for loan losses                                                        1,862      1,870       3,793      3,766
Provision for loan losses                                                      5          2           9          9
                                                                          ------     ------      ------     ------

Net interest income after provision
    for loan losses                                                        1,857      1,868       3,784      3,757
                                                                          ------     ------      ------     ------

Other income:
    Service charges                                                          150        163         303        305
    Net gain on sale of investments and
        mortgage-backed securities available for sale                        159         16         225         46
    Gain on the sale of loans held for sale                                    6          6          14         17
        Other operating income                                                38         39          80         81
                                                                          ------     ------      ------     ------

        Total other income                                                   353        224         622        449
                                                                          ------     ------      ------     ------

Operating expenses:
    Compensation, payroll taxes and
        fringe benefits                                                      433        444         902        890
    Premises and occupancy costs                                             114        120         238        241
    Federal insurance premiums                                                26         28          52         55
    Net loss on real estate owned                                             12         14          16         14
    Data processing expense                                                   59         65         109        127
    Professional fees                                                         49        143         133        185
    Other operating expenses                                                 251        219         448        404
                                                                          ------     ------      ------     ------

        Total operating expenses                                             944      1,033       1,898      1,916
                                                                          ------     ------      ------     ------

Income before income taxes                                                 1,266      1,059       2,508      2,290
                                                                          ------     ------      ------     ------


Provision for income taxes:
    Federal                                                                  355        314         707        683
    State                                                                     86         73         171        158
                                                                          ------     ------      ------     ------

        Total income taxes                                                   441        387         878        841
                                                                          ------     ------      ------     ------


    Net income                                                            $  825     $  672      $1,630     $1,449
                                                                          ======     ======      ======     ======

Earnings per share
    Basic                                                                 $ 0.38     $ 0.31      $ 0.74     $ 0.67
                                                                          ======     ======      ======     ======

    Diluted                                                               $ 0.36     $ 0.29      $ 0.71     $ 0.63
                                                                          ======     ======      ======     ======

Dividends per share                                                       $ 0.15     $ 0.09      $ 0.30     $ 0.18
                                                                          ======     ======      ======     ======




See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                   For the Six Months Ended December 31, 1998
                                 (In thousands)


                                                                                       Accumulated
                                                                                             Other  Stock Held in
                                                  Additional                         Comprehensive       Deferred           Total
                                        Common       Paid-in   Treasury   Retained          Income   Compensation   Stockholders'
                                         Stock       Capital      Stock   Earnings      Net of Tax          Trust          Equity
                                        ------    ----------   --------   --------   -------------   ------------   -------------
Balance, June 30, 1998                     $23        $4,823   ($1,626)    $20,200          $290           ($204)         $23,506

Comprehensive income:
       Net income                           --            --        --       1,630            --              --            1,630
       Unrealized gains on
            securities available
            for sale, net of tax            --            --        --          --           183              --              183
                                        ------        ------   -------     -------          ----           -----          -------

Total comprehensive income                  --            --        --       1,630           183              --            1,813

Stock options exercised
     (15,800 shares)                        --           128        --          --            --              --              128

Dividends on common stock
     at $0.30 per share                     --            --        --        (659)           --              --             (659)

Treasury stock purchased                    --            --      (317)         --            --              --             (317)

Deferred compensation
     payable in common stock                --           219        --          --            --              --              219

Net purchase of stock in
     deferred compensation trust            --            --        --          --            --             (15)             (15)
                                           ---        ------   -------     -------          ----           -----          -------

Balance, December 31, 1998                 $23        $5,170   ($1,943)    $21,171          $473           ($219)         $24,675
                                        ======        ======   =======     =======          ====           =====          =======



See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

               For the Six Months Ended December 31, 1998 and 1997
                                 (In thousands)


                                                                                      1998                   1997
------------------------------------------------------------------------------------------------------------------
Net income:                                                                        $ 1,630                $ 1,449
      Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                                                                 68                     74
           Provision for loan losses                                                     9                      9
           Net loss on sale of real estate owned                                        15                     12
           Net gain on sale of investment securities available for sale               (225)                   (46)
           Gain on the sale of loans held for sale                                     (14)                   (17)
           Amortization of deferred loan fees                                          (79)                   (85)
           Origination of loans held for sale                                         (550)                  (634)
           Proceeds from sale of loans held for sale                                   693                    872
           Decrease in accrued interest receivable                                      46                     93
           Increase in accrued interest payable                                        111                     44
           Other - net                                                                (255)                   (12)
------------------------------------------------------------------------------------------------------------------

                        Net cash provided by operating activities                    1,449                  1,759
------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                            (5,451)               (13,644)
      Purchase of investment securities available for sale                          (8,386)                (1,550)
      Purchase of mortgage-backed securities held to maturity                       (1,011)                    --
      Proceeds from maturities of investment securities held to maturity             8,000                  8,700
      Proceeds from maturities of investment securities available for sale              --                  1,500
      Proceeds from maturities of mortgage-backed securities available for sale         28                     --
      Proceeds from sale of investment securities available for sale                 2,567                    739
      Principal repayments of investment and
         mortgage-backed securities available for sale                               1,923                    606
      Principal repayments of investment and
         mortgage-backed securities held to maturity                                   183                     47
      Increase in loans                                                               (975)                (1,336)
      Proceeds from sale of real estate owned                                           85                     67
      Net additions to office properties and equipment                                 (18)                  (124)
------------------------------------------------------------------------------------------------------------------

                        Net cash used by investing activities                       (3,055)                (4,995)
------------------------------------------------------------------------------------------------------------------

Financing activities:
      Net decrease in demand and club accounts                                        (208)                  (968)
      Net increase (decrease) in time deposit accounts                               2,232                    (82)
      Net increase in FHLB advances                                                  2,998                  1,992
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                      (965)                  (944)
      Stock options exercised                                                          128                     44
      Acquisition of treasury stock                                                   (317)                    --
      Dividends paid                                                                  (659)                  (376)
------------------------------------------------------------------------------------------------------------------

                        Net cash provided (used) by financing activities             3,209                   (334)
------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                              1,603                 (3,570)
Cash and cash equivalents at beginning of period                                    11,377                 15,335
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $12,980                $11,765
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
           Interest on savings deposits                                            $ 3,481                $ 3,734
           Interest on FHLB advances                                                   469                    300
           Income taxes                                                                880                  1,044
      Transfer of loans to real estate owned                                            --                    163

      Cash paid during the period for interest includes interest credited on deposits of $3,025 and $3,247 for the six months ended December 31, 1998 and 1997, respectively.
==================================================================================================================


See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                       December 31, 1998 and June 30, 1998


(1) Summary of Significant Accounting Policies
    ------------------------------------------

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1998 except for the adoption of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard No. 130, ("SFAS 130") "Reporting Comprehensive Income", discussed below. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 1998 Annual Report to Stockholders for the year ended June 30, 1998. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

Earnings Per Share


The following table sets forth the computation of basic and diluted earnings per share:

                                                                        Three Months Ended                   Six Months Ended
                                                                            December 31,                       December 31,
                                                                      1998              1997              1998             1997
                                                                    ---------------------------        --------------------------
Basic earnings per share:
   Net income                                                            $825              $672           $1,630           $1,449
   Weighted average shares outstanding                              2,193,210         2,171,343        2,196,410        2,169,641
   Earnings per share                                                   $0.38             $0.31            $0.74            $0.67

Diluted earnings per share:
   Net income                                                            $825              $672           $1,630           $1,449
   Weighted average shares outstanding                              2,193,210         2,171,343        2,196,410        2,169,641
   Dilutive effect of employee
      Stock options                                                   110,787           135,653          114,727          124,267
                                                                    ---------         ---------        ---------        ---------

   Diluted weighted shares outstanding                              2,303,997         2,306,996        2,311,137        2,293,908
   Earnings per share                                                   $0.36             $0.29            $0.71            $0.63

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


Comprehensive Income
--------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the six months ended December 31, 1998 and 1997, the Company's total comprehensive income was $1,813 and $1,621 respectively. Total comprehensive income is comprised of net income of $1,630 and $1,449 and other comprehensive income of $183 and $172, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale.


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

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES
    -----------------------------------------

Investment securities available for sale are comprised of the following:


                                                      Amortized                Gross Unrealized              Fair
                                                           Cost          Gains           Losses             Value
                                                      -----------------------------------------------------------
At December 31, 1998:
     Municipal obligations                              $14,722           $316              $--           $15,038
     Corporate notes                                        885             13               --               898
     FNMA preferred stock                                   250             10               --               260
     FHLMC preferred stock                                  250             16               --               266
     FNMA common stock                                      249            121               --               370
     FHLMC common stock                                    199            123               --               322
     Shay Financial Services
         ARMs Fund                                       14,849             --               77            14,772
                                                      -----------------------------------------------------------

                                                         31,404            599               77            31,926

     Mortgage-backed securities                           9,337            196                1             9,532
                                                      -----------------------------------------------------------

             Total                                      $40,741           $795              $78           $41,458
                                                      ===========================================================


At December 31, 1998, the contractual maturities of the debt securities               Amortized              Fair
     available for sale are:                                                               Cost             Value
                                                                                      ---------------------------
     Due after five years through ten years                                             $   885           $   898
     Due after ten years                                                                 14,722            15,038
                                                                                      ---------------------------

             Total                                                                      $15,607           $15,936
                                                                                      ===========================



     Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock and Shay Financial Services ARMs Fund have no stated maturity.

Note: There were gross realized gains of $225 and $46 recorded during the six months ended December 31, 1998 and 1997, respectively, on the sale of investment securities available for sale. Proceeds from the sale of investment securities available for sale during the six months ended December 31, 1998 and 1997 were $2,567 and $739, respectively.


Investment securities held to maturity are comprised of the following:


                                                                 Amortized                Gross Unrealized              Fair
                                                                      Cost          Gains           Losses             Value
                                                                 -----------------------------------------------------------
           At December 31, 1998:
                Corporate notes and commercial paper               $11,478            $59              $ 8           $11,529
                 Mortgage-backed securities                          1,879              9               --             1,888
                                                                 -----------------------------------------------------------

                        Total                                      $13,357            $68              $ 8           $13,417
                                                                 -----------------------------------------------------------



At December 31, 1998, the contractual maturities of the debt securities               Amortized              Fair
     held to maturity are:                                                                 Cost             Value
                                                                                      ---------------------------
     Due in less than one year                                                          $ 4,476           $ 4,478
     Due after one year through five years                                                  500               511
     Due after five years through ten years                                               1,500             1,509
     Due after ten years                                                                  5,002             5,031
                                                                                      ---------------------------

             Total                                                                      $11,478           $11,529
                                                                                      ===========================

     Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4) Loans Receivable
    ----------------

     Loans receivable are comprised of the following:


                                                                                            December 31,                  June 30,
                                                                                                    1998                      1998
-----------------------------------------------------------------------------------------------------------------------------------
     First mortgage loans:
           1 to 4 family dwellings                                                              $114,225                  $114,905
           Multi-family dwellings                                                                  2,036                     2,474
           Commercial                                                                              5,217                     6,391
           Guaranteed or insured                                                                      63                        67
           Construction and development loans                                                      2,475                     4,341
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                 124,016                   128,178
     Consumer loans:
           Home improvement loans (net of unearned
               discounts of $4 and $7)                                                                46                        92
           Loans secured by savings accounts                                                         312                       335
           Commercial loans                                                                          714                       650
           Installment loans                                                                      30,477                    26,289
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                  31,549                    27,366
-----------------------------------------------------------------------------------------------------------------------------------

     Loans receivable, net of unearned discounts                                                 155,565                   155,544
     Less: Allowance for loan losses                                                              (1,862)                   (1,852)
               Loans in process                                                                   (1,028)                   (1,953)
               Deferred loan fees                                                                   (506)                     (615)
-----------------------------------------------------------------------------------------------------------------------------------

     Loans receivable, net                                                                      $152,169                  $151,124
===================================================================================================================================


Changes in the allowance for loan losses for the six months ended December 31, 1998 and 1997 are as follows:

                                                                                                  Fiscal                    Fiscal
                                                                                                    1999                      1998
-----------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of the fiscal year                                                           $1,852                    $1,943
Provision for losses                                                                                   9                         9
Charge-offs                                                                                          (29)                     (144)
Recoveries                                                                                            30                        13
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31,                                                                           $1,862                    $1,821
===================================================================================================================================


At December 31, 1998, the recorded investment in loans that are considered to be impaired under SFAS 114 was $303. Included in this amount is $102 of impaired loans for which the related allowance for loan losses is $4, and $201 of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended December 31, 1998 was approximately $299. For the six months ended December 31, 1998, the Company recognized interest income on those impaired loans of $4 which was recognized using the cash basis method of income recognition.


                                                        December 31,
                                                      1998        1997
                                                      ----------------
Non-accrual loans                                     $596        $809
Non-accrual loans as a percent of total loans         0.39%       0.55%
---------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA                                                         At December 31,
                                                                       1998                1997
                                                                     --------            --------
                                                                 (In thousands except per share data)
                                                                 ------------------------------------
                                                                             (Unaudited)
Total assets                                                      $225,917                $213,379
Money market investments                                             3,626                   7,310
Interest-earning deposits with other institutions                    8,313                   3,273
Investment securities available for sale                            31,926                  15,008
Investment securities held to maturity                              11,478                  20,441
Mortgage-backed securities available for sale                        9,532                  12,760
Mortgage-backed securities held to maturity                          1,879                   1,173
Loans receivable held for sale                                       1,504                   1,606
Loans receivable, net                                              152,169                 145,919
Savings deposits                                                   177,414                 173,969
FHLB advances                                                       20,031                  13,036
Retained earnings                                                   21,171                  19,168
Stockholders' equity                                                24,675                  22,551
Stockholders' equity per share (1)                                $  11.17                $  10.37



STATISTICAL PROFILE                                                  Three months ended                   Six months ended
                                                                        December 31,                         December 31,
                                                                    --------------------              -----------------------

                                                                      1998         1997                 1998            1997
                                                                      ----         ----                 ----            ----
Average yield earned on all interest-earning assets                   7.13%        7.57%                7.22%           7.62%
Average rate paid on all interest-bearing liabilities                 4.34         4.56                 4.36            4.54
Average interest rate spread                                          2.79         3.01                 2.86            3.08
Net yield on average interest-earning assets                          3.42         3.62                 3.49            3.67
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                          117.84       116.45               117.64          116.03
Return on average assets (2)                                          1.48         1.27                 1.47            1.37
Return on average equity  (2)                                        13.55        12.07                13.52           13.22
Average equity to average assets                                     10.93        10.54                10.85           10.39


-----------------------

(1) Amounts reflect the effects of the three-for-two stock split paid on January 16, 1998.

(2)  Amounts are annualized .

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31,1998 AND 1997


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended December 31, 1998 was $825,000 compared to $672,000 for the same period in the prior year. The increase of $153,000 or 22.8% was primarily the result of a $129,000 or 57.6% increase in other income, a $89,000 or 8.6% decrease in other operating expenses partially offset by an $8,000 or .4% decrease in net interest income and a $54,000 or 13.6% increase in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $8,000 or .4% during the three months ended December 31, 1998 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 3.01% for the quarter ended December 31, 1997 to 2.79% for the quarter ended December 31, 1998. This decrease was partially offset by a $3.9 million or 13.2% increase in average net earning assets for the quarter ended December 31,1998 as compared to the quarter ended December 31, 1997. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on interest-earning assets from 7.57% for the quarter ended December 31,1997 to 7.13% for the quarter ended December 31, 1998. This decrease was partially offset by a decease in the average rate paid on the Bank's interest-bearing liabilities from 4.56% for the quarter ended December 31, 1997 to 4.34% for the quarter ended December 31, 1998.

Interest income on loans receivable and loans held for sale increased by $41,000 or 1.4% during the three months ended December 31, 1998 as compared to the same period in the prior year. This was primarily due to a $6.7 million or 4.6% increase in the average outstanding balance of loans receivable for the quarter ended December 31, 1998 as compared to the same period in the prior year. This increase was partially offset by a decrease in the average yield on loans receivable from 7.98% for the quarter ended December 31, 1997 to 7.74% for the quarter ended December 31, 1998. The increase in the average outstanding balance of loans receivable was due to a $5.7 million or 22.8% increase in the average outstanding balance of consumer loans and a $1.0 million or .8% increase in the average outstanding balance of mortgage loans. The decrease in the average yield was primarily due to lower market interest rates. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $49,000 or 19.7% during the quarter ended December 31, 1998 as compared to the December 31, 1997 quarter. This decrease was primarily due to a $2.0 million or 14.6% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended December 31, 1998 as compared to the December 31, 1997 quarter. In addition, the average yield on mortgage-backed securities decreased from 7.18% for the quarter ended December 31, 1997 to 6.75% for the quarter ended December 31, 1998. At December 31, 1998, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $195,000.

This portfolio consists of fixed and adjustable rate securities with an average yield of 7.03% at December 31, 1998. Rising interest rates would reduce the unrealized gains in this portfolio if the fixed rate securities were not sold. The mortgage-backed securities held to maturity portfolio consists of two adjustable-rate and one fixed-rate collateralized mortgage obligations (CMO's) with an average yield of 6.19% at December 31, 1998. At December 31, 1998, the Bank's portfolio of mortgage-backed securities held to maturity had net unrealized gains of $9,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale decreased during the three months ended December 31, 1998 by $56,000 or 8.4% from the comparable period in 1997, primarily due to a decrease in the average yield on investment securities from 6.43% for the quarter ended December 31, 1997 to 5.54% for the quarter ended December 31, 1998. This decrease was partially offset by a $2.6 million or 6.3% increase in the average outstanding balance of such securities for the quarter ended December 31,1998 as compared to the quarter ended December 31, 1997. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At December 31, 1998, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $522,000 and $51,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended December 31,1998 by $44,000 or 65.7% from the comparable period in 1997. This increase was primarily due to an increase of $4.2 million or 87.2% in the average outstanding balance of interest-earning deposits for the quarter ended December 31, 1998 as compared to the December 31, 1997 quarter. The average yield on interest-earning deposits decreased from 5.38% for the quarter ended December 31, 1997 to 4.84% for the quarter ended December 31, 1998.

Interest expense on interest-bearing deposits decreased by $93,000 or 4.6% for the quarter ended December 31,1998, compared to the same period in 1997. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.48% for the three months ended December 31, 1997 to 4.22% for the three months ended December 31, 1998. This decrease was partially offset by a $1.4 million or .9% increase in the average outstanding balance of such deposits during the three months ended December 31, 1998 as compared to the same period of the prior year.

Interest expense on borrowings increased $81,000 or 51.6% for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 due to a $6.3 million or 57.8% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings decreased from 5.74% for the quarter ended December 31, 1997 to 5.54% for the quarter ended December 31, 1998.

PROVISION FOR LOAN LOSSES. The Bank provided $5,000 and $2,000 to its allowance for loan losses for the quarters ended December 31, 1998 and 1997, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.


At both December 31, 1998 and 1997, the Bank's allowance for loan losses amounted to $1.9 million or 1.2% and 1.3%, respectively, of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is adequate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three and six months ended December 31, 1998. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 1998. Although management believes that the current allowance for loan losses is adequate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $129,000 or 57.6% to $353,000 for the quarter ended December 31, 1998 as compared to the same period in 1997. This was primarily due to a $143,000 increase in net gains on the sale of investments available for sale partially offset by a $13,000 decrease in fees and service charges.

OPERATING EXPENSES. Total operating expenses decreased by $89,000 or 8.6% during the quarter ended December 31, 1998 as compared to the comparable quarter in 1997. This decrease was primarily due to a $94,000 decrease in professional fees, an $11,000 decrease in compensation and benefits and $6,000 decreases in both premises and occupancy and data processing expenses. These decreases were partially offset by an increase of $32,000 in other operating expense. The decrease in professional fees was primarily due to a decrease in legal fees incurred in litigation brought by the Bank against another financial institution.

INCOME TAX EXPENSE. Income tax expense increased by $54,000 for the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997 primarily as a result of higher pre-tax income. This increase was partially offset by a decrease in the effective tax rate from 36.5% for the 1997 quarter to 34.8% for the 1998 quarter. This decrease was primarily due to increased purchases of non-taxable municipal obligations by the Company during the past year.

          COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31,1998 AND 1997


GENERAL. The Company's net income for the six months ended December 31, 1998 was $1.6 million compared to $1.4 million for the same period in the prior year. The increase of $181,000 or 12.5% was primarily the result of a $173,000 or 38.5% increase in other income, a $27,000 or .7% increase in net interest income and an $18,000 or .9% decrease in other operating expenses partially offset by a $37,000 or 4.4% increase in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income increased by $27,000 or .7% during the six months ended December 31, 1998 as compared to the same period of the prior year. The increase was primarily due to a $4.2 million or 14.9% increase in average net earning assets for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997. This increase was partially offset by a decrease in the average interest rate spread from 3.08% for the six months ended December 31, 1997 to 2.86% for the six months ended December 31, 1998. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on interest-earning assets from 7.62% for the six months ended December 31,1997 to 7.22% for the six months ended December 31, 1998. This decrease was partially offset by a decease in the average rate paid on the Bank's interest-bearing liabilities from 4.54% for the six months ended December 31, 1997 to 4.36% for the six months ended December 31, 1998.

Interest income on loans receivable and loans held for sale increased by $93,000 or 1.6% during the six months ended December 31, 1998 as compared to the same period in the prior year. This was primarily due to a $7.6 million or 5.2% increase in the average outstanding balance of loans receivable for the six months ended December 31, 1998 as compared to the same period in the prior year. This increase was partially offset by a decrease in the average yield on loans receivable from 8.06% for the six months ended December 31, 1997 to 7.78% for the six months ended December 31, 1998. The increase in the average outstanding balance of loans receivable was due to a $5.2 million or 20.9% increase in the average outstanding balance of consumer loans and a $2.4 million or 2.0% increase in the average outstanding balance of mortgage loans. The decrease in the average yield was primarily due to lower market interest rates. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $94,000 or 18.7% during the six months ended December 31, 1998 as compared to the six months ended December 31, 1997. This decrease was primarily due to a $2.1 million or 15.2% decrease in the average outstanding balance of mortgage-backed securities during the six months ended December 31, 1998 as compared to the six months ended December 31, 1997. In addition, the average yield on mortgage-backed securities decreased from 7.19% for the six months ended December 31, 1997 to 6.89% for the six months ended December 31, 1998. See "Comparison of the Three Months Ended December 31, 1998 and 1997 - Net Interest Income."

Interest income on investments held to maturity and investments available for sale decreased during the six months ended December 31, 1998 by $35,000 or 2.7% from the comparable period in 1997, primarily due to a decrease in the average yield on investment securities from 6.40% for the six months ended December 31, 1997 to 5.72% for the six months ended December 31, 1998. This decrease was partially offset by a $3.6 million or 8.8% increase in the average outstanding balance of such securities for the six months ended December 31,1998 as compared to the six months ended December 31, 1997. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the FHLB of Pittsburgh. See "Comparison of the Three Months Ended December 31, 1998 and 1997 - Net Interest Income."

Interest income on interest-earning deposits increased during the six months ended December 31,1998 by $72,000 or 51.4% from the comparable period in 1997. This increase was primarily due to an increase of $3.1 million or 61.2% in the average outstanding balance of interest-earning deposits for the six months ended December 31, 1998 as compared to the same period in the prior year. The average yield on interest-earning deposits decreased from 5.45% for the six months ended December 31, 1997 to 5.12% for the six months ended December 31, 1998.

Interest expense on interest-bearing deposits decreased by $186,000 or 4.9% for the six months ended December 31,1998, compared to the same period in 1997. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.48% for the six months ended December 31, 1997 to 4.24% for the six months ended December 31, 1998. This decrease was partially offset by a $555,000 or .3% increase in the average outstanding balance of such deposits during the six months ended December 31, 1998 as compared to the same period of the prior year.

Interest expense on borrowings increased $195,000 or 70.4% for the six months ended December 31, 1998 compared to the six months ended December 31, 1997 due to a $7.4 million or 76.4% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings decreased from 5.67% for the six months ended December 31, 1997 to 5.48% for the six months ended December 31, 1998.

PROVISION FOR LOAN LOSSES. The Bank provided $9,000 to its allowance for loan losses for both the six months ended December 31, 1998 and 1997. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended December 31, 1998 and 1997 - Provision For Loan Losses."

OTHER INCOME. Total other income increased by $173,000 or 38.5% to $622,000 for the six months ended December 31, 1998 as compared to the same period in 1997. This was primarily due to a $179,000 increase in net gains on the sale of investments available for sale.

OPERATING EXPENSES. Total operating expenses decreased by $18,000 or .9% during the six months ended December 31, 1998 as compared to the comparable period in 1997. This decrease was primarily due to a $52,000 decrease in professional fees and an $18,000 decrease in data processing fees partially offset by a $44,00 increase in other operating expense and a $12,000 increase in compensation and benefits. The decrease in professional fees was primarily due to a decrease in legal fees incurred in litigation brought by the Bank against another financial institution.

INCOME TAX EXPENSE. Income tax expense increased by $37,000 for the six months ended December 31, 1998 as compared to the six months ended December 31, 1997 primarily as a result of higher pre-tax income. This increase was partially offset by a decrease in the effective tax rate from 36.5% for the 1997 quarter to 34.8% for the 1998 quarter. This decrease was primarily due to increased purchases of non-taxable municipal obligations by the Company during the past year.

YEAR 2000

The Company outsources its primary data processing functions. A challenging problem exists as the millennium ("year 2000") approaches as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter.

The Company has established a management committee to identify all of its functions potentially affected by the year 2000, and to ensure that re-programming or replacement of all critical systems will be completed by June 30, 1999. The Company has begun testing the identified functions and anticipates concluding its testing of all affected functions during the quarter ended June 30, 1999. The Company has also contacted its largest borrowers to determine if they will be materially affected by potential year 2000 problems. To date, the Company has received confirmations from its primary vendors that corrections have been made and testing completed to address and correct the issues associated with the year 2000 problem. The Company continues to formulate contingency plans for its major functions in the event systems fail and expects to complete tests on its ability to implement such plans by September 30, 1999.

The Company does not anticipate that the year 2000 issue will pose any significant operational problems or will have any material impact on its results of operations. The Company has contracted to replace various hardware and software during fiscal 1999 at a cost of approximately $300,000 that will be depreciated over future periods. However, if the modifications and conversions are not completed timely, the year 2000 problem may have a material impact on the operations of the Company.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $4.9 million or 2.2% from June 30, 1998 to December 31, 1998. The largest increases were a $6.4 million increase in investment securities available for sale, a $1.2 million increase in interest-bearing deposits with other institutions and a $1.0 million increase in loans receivable, net. These increases were partially offset by a $2.5 million decrease in investment securities held to maturity. The largest components of change in liabilities were a $3.0 million increase in FHLB advances and a $2.0 million increase in deposits partially offset by a $965,000 decrease in advance deposits by borrowers for taxes and insurance.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I
(Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 1998, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 10.52% and 20.49%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at December 31, 1998.

                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                        -------    ----------   ----------
                                           (Dollar amounts in thousands)

Equity Capital (1)                      $23,940       $23,940      $23,940
Less unrealized securities gains           (473)         (473)        (473)
Plus general valuation allowances (2)         -             -        1,529
                                        -------       -------      -------
   Total regulatory capital              23,467        23,467       24,996
Minimum required capital                  8,921         4,893        9,786
                                        -------       -------      -------
   Excess regulatory capital            $14,546       $18,574      $15,210
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $11,151       $ 7,320       $9,760
                                        =======       =======      =======

Regulatory capital as a percentage (3)    10.52%        19.24%       20.49%
Minimum required capital percentage        4.00          4.00         8.00
                                          -----         -----        -----
   Excess regulatory capital percentage    6.52%        15.24%       12.49%
                                          =====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                          =====         =====        =====



(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended December 31, 1998.

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $223,019. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $121,994.

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

         A. The Annual Meeting of Stockholders was held on November 12, 1998.

         B. The following items were submitted to the stockholders of the Company for approval:

             1. To elect two directors for a term of three years or until their successors have been elected and qualified

                Nominees for a three-year term:

                Arthur G. Borland
                For:                   1,957,158
                Withheld:                102,399

                Richard J. Cessar
                For:                   1,999,504
                Withheld:                 60,053

             2. To ratify the appointment of KPMG LLP, as the Company's independent auditors for the fiscal year ending June 30, 1999.

                For:                   1,957,912
                Against:                 101,540
                Abstain:                     105


Item 5.  Other Information
         -----------------

         None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LAUREL CAPITAL GROUP, INC.



/s/ Edwin R. Maus
------------------------------------------
Edwin R. Maus
President and Chief Executive Officer



/s/ John A. Howard, Jr.
------------------------------------------
John A. Howard, Jr.
Senior Vice President and
Chief Financial Officer


Date: February 16, 1999