Form 10-Q
period 1999-03-31
LAUREL CAPITAL GROUP INC
filed 1999-05-17
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:    March 31, 1999
                                --------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from              to
                              --------------  ----------------

Commission File Number: 0-23101

                           LAUREL CAPITAL GROUP, INC.
              ----------------------------------------------------
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

                 Class: Common stock, par value $.01 per share
                  Outstanding at May 1, 1999: 2,174,771 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                     PAGE
                                                                                     ----
Part I - Financial Information
------------------------------
Item 1.     Financial Statements

            Consolidated Statements of Financial Condition as of ................      1
            March 31, 1999 (Unaudited) and June 30, 1998

            Consolidated Statements of Operations for the Three and .............      2
            Nine Months Ended March 31, 1999 and 1998 (Unaudited)

            Consolidated Statements of Stockholders' Equity for the .............      3
            Nine Months Ended March 31, 1999 (Unaudited)

            Consolidated Statements of Cash Flows for the Nine ..................      4
            Months Ended March 31, 1999 and 1998 (Unaudited)

            Notes to (Unaudited) Consolidated Financial Statements ..............    5-9

Item 2.     Management's Discussion and Analysis of Financial ...................  10-17
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ..........     18

Part II - Other Information
---------------------------
            Item 1.  Legal Proceedings ..........................................     18

            Item 2.  Changes in Securities and Use of Proceeds ..................     18

            Item 3.  Defaults upon Senior Securities ............................     18

            Item 4.  Submission of Matters to a Vote of .........................     18
                     Security Holders

            Item 5.  Other Information  .........................................     18

            Item 6.  Exhibits and Reports on Form 8-K ...........................     18


Signatures ......................................................................     19

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                                         March 31,            June 30,
                                                                                              1999                1998
-----------------------------------------------------------------------------------------------------------------------
                                                      (unaudited)
        ASSETS
Cash                                                                                   $       651         $       753
Money market investments                                                                     3,668               3,532
Interest-earning deposits with other institutions                                            7,934               7,092
Investment securities available for sale                                                    34,385              25,539
Investment securities held to maturity  (market value of $8,455 and $14,097)                 8,441              14,003
Mortgage-backed securities available for sale                                               11,179              11,554
Mortgage-backed securities held to maturity (market value of $1,697 and $1,068)              1,687               1,051
Loans receivable, held for sale                                                              1,641               1,633

Loans receivable, net of unearned discounts of $2 and $7                                   154,338             152,976
Allowance for loan losses                                                                   (1,862)             (1,852)
-----------------------------------------------------------------------------------------------------------------------

        Loans receivable, net                                                              152,476             151,124

Federal Home Loan Bank Stock                                                                 1,277               1,277
Real estate owned                                                                              196                 143
Accrued interest receivable:
        Loans                                                                                  830                 854
        Interest-earning deposits and investments                                              351                 406
        Mortgage-backed securities                                                              70                  73

Office properties and equipment, net of accumulated depreciation                             1,379               1,322
Prepaid expenses and sundry assets                                                             675                 630
-----------------------------------------------------------------------------------------------------------------------

                      Total Assets                                                     $   226,840         $   220,986
                                                                                       -----------         -----------

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

        Savings deposits                                                               $   176,765         $   175,390
        FHLB Advances                                                                       20,030              17,033
        Advance deposits by borrowers for taxes and insurance                                2,470               3,143
        Accrued interest payable                                                             1,491                 523
        Accrued income taxes                                                                   248                 169
        Other accrued expenses and sundry liabilities                                        1,060               1,222
-----------------------------------------------------------------------------------------------------------------------

                      Total Liabilities                                                    202,064             197,480
-----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

        Common stock,  $.01 par value; 5,000,000
           shares authorized;  2,321,091 and 2,305,055 shares
           issued, respectively                                                                 23                  23
        Additional paid-in capital                                                           5,171               4,823
        Treasury stock, at cost (140,570 and 113,670 shares)                                (2,082)             (1,626)
        Retained earnings                                                                   21,614              20,200
        Accumulated other comprehensive income, net of tax                                     326                 290
        Stock held in deferred compensation trust                                             (276)               (204)

-----------------------------------------------------------------------------------------------------------------------

                      Total Stockholders' Equity                                            24,776              23,506

-----------------------------------------------------------------------------------------------------------------------

                      Total Liabilities and Stockholders' Equity                       $   226,840         $   220,986
===================================================================================================        ===========

See accompanying notes to unaudited consolidated financial statements

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations
                                  (Unaudited)

          For the Three and Nine Months Ended March 31, 1999 and 1998
                     (In thousands, except per share data)

                                                                    Three months ended                   Nine months ended
                                                                         March 31,                             March 31,
                                                                --------------------------            --------------------------
                                                                  1999              1998               1999               1998
                                                                -------            -------            -------            -------
Interest Income:
       Loans                                                    $ 2,962            $ 2,961            $ 8,924            $ 8,830
       Mortgage-backed securities                                   188                241                598                745
       Investments                                                  628                671              1,901              1,979
       Interest-earning deposits                                    122                 97                334                237
                                                                -------            -------            -------            -------

               Total interest income                              3,900              3,970             11,757             11,791

Interest expense:
       Savings deposits                                           1,730              1,802              5,322              5,580
       Borrowings                                                   265                209                737                486
                                                                -------            -------            -------            -------

               Total interest expense                             1,995              2,011              6,059              6,066
                                                                -------            -------            -------            -------

Net interest income before provision
       for loan losses                                            1,905              1,959              5,698              5,725
Provision for loan losses                                             5                  4                 14                 13
                                                                -------            -------            -------            -------

Net interest income after provision
       for loan losses                                            1,900              1,955              5,684              5,712
                                                                -------            -------            -------            -------

Other income:
       Service charges                                              122                139                425                444
       Net gain on sale of investments and
               mortgage-backed securities available for sale          0                140                225                186
       Gain on the sale of loans held for sale                        1                  1                 15                 18
       Other operating income                                        39                 44                119                125
                                                                -------            -------            -------            -------

               Total other income                                   162                324                784                773
                                                                -------            -------            -------            -------

Operating expenses:
       Compensation, payroll taxes and
               fringe benefits                                      454                435              1,356              1,325
       Premises and occupancy costs                                 131                132                369                373
       Federal insurance premiums                                    27                 27                 79                 82
       Net loss on real estate owned                                  5                  6                 21                 20
       Data processing expense                                       50                 65                159                192
       Professional fees                                             45                 77                178                262
       Other operating expenses                                     194                214                642                618
                                                                -------            -------            -------            -------

               Total operating expenses                             906                956              2,804              2,872
                                                                -------            -------            -------            -------

Income before income taxes                                        1,156              1,323              3,664              3,613
                                                                -------            -------            -------            -------


Provision for income taxes:
       Federal                                                      306                397              1,013              1,080
       State                                                         79                 92                250                250
                                                                -------            -------            -------            -------

               Total income taxes                                   385                489              1,263              1,330
                                                                -------            -------            -------            -------


               Net income                                       $   771            $   834            $ 2,401            $ 2,283
                                                                =======            =======            =======            =======

Earnings per share
               Basic                                            $  0.35            $  0.38            $  1.10            $  1.05
                                                                =======            =======            =======            =======

               Diluted                                          $  0.34            $  0.36            $  1.04            $  0.99
                                                                =======            =======            =======            =======

Dividends per share                                             $  0.15            $  0.13            $  0.45            $  0.31
                                                                =======            =======            =======            =======

See accompanying notes to unaudited consolidated financial statements

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                  (Unaudited)

                    For the Nine Months Ended March 31, 1999
                                 (In thousands)

                                                                                        Accumulated
                                                                                              Other  Stock Held in
                                                Additional                            Comprehensive       Deferred          Total
                                       Common      Paid-in      Treasury     Retained        Income   Compensation  Stockholders'
                                        Stock      Capital         Stock     Earnings    Net of Tax          Trust         Equity
                                     --------    ----------    ---------     --------     ----------  ------------  -------------

Balance, June 30, 1998               $     23     $  4,823     ($ 1,626)     $ 20,200      $    290      ($   204)       $ 23,506

Comprehensive income:
       Net income                          --           --           --         2,401            --            --           2,401
       Unrealized gains on
            securities available
            for sale, net of tax           --           --           --            --            36            --              36
                                     --------     --------     --------      --------      --------      --------        --------

Total comprehensive income                 --           --           --         2,401            36            --           2,437

Stock options exercised
     (16,036 shares)                       --          129           --            --            --            --             129

Dividends on common stock
     at $0.45 per share                    --           --           --          (987)           --            --            (987)

Treasury stock purchased                   --           --         (456)           --            --            --            (456)

Deferred compensation
     payable in common stock               --          219           --            --            --            --             219

Net purchase of stock in
     deferred compensation trust           --           --           --            --            --           (72)            (72)
                                     --------     --------     --------      --------      --------      --------        --------

Balance, March 31, 1999              $     23     $  5,171     ($ 2,082)     $ 21,614      $    326      ($   276)       $ 24,776
                                     ========     ========     ========      ========      ========      ========        ========


See accompanying notes to unaudited consolidated financial statements

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statement of Cash Flows
                                  (Unaudited)

               For the Nine Months Ended March 31, 1999 and 1998
                                 (In thousands)

                                                                                      1999           1998
                                                                                    --------      --------
Net income:                                                                         $  2,401      $  2,283
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                             109           112
                Provision for loan losses                                                 14            13
                Net loss on sale of real estate owned                                     15            11
                Net gain on sale of investment securities available for sale            (225)         (186)
                Gain on the sale of loans held for sale                                  (15)          (18)
                Amortization of deferred loan fees                                      (131)         (156)
                Origination of loans held for sale                                      (800)         (844)
                Proceeds from sale of loans held for sale                                807         1,003
                Decrease in accrued interest receivable                                   82           303
                Increase in accrued interest payable                                     968           923
                Other - net                                                               30            76
----------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                3,255         3,520
----------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                              (9,891)      (14,663)
      Purchase of investment securities available for sale                           (11,114)       (9,368)
      Purchase of mortgage-backed securities held to maturity                         (1,011)           --
      Purchase of mortgage-backed securities available for sale                       (1,981)           --
      Proceeds from maturities of investment securities held to maturity              15,500        17,455
      Proceeds from maturities of investment securities available for sale                 3         1,500
      Proceeds from maturities of mortgage-backed securities available for sale           28            81
      Proceeds from sale of investment securities available for sale                   2,567         3,240
      Principal repayments of investment and
         mortgage-backed securities available for sale                                 2,231         1,111
      Principal repayments of investment and
         mortgage-backed securities held to maturity                                     375            67
      (Increase) decrease in loans                                                    (1,390)          183
      Proceeds from sale of real estate owned                                             85            67
      Net additions to office properties and equipment                                  (166)         (144)
----------------------------------------------------------------------------------------------------------

                              Net cash used by investing activities                   (4,764)         (471)
----------------------------------------------------------------------------------------------------------

Financing activities:
      Net (decrease) increase in demand and club accounts                               (407)          193
      Net increase (decrease) in time deposit accounts                                 1,782        (3,724)
      Net increase in FHLB advances                                                    2,997         5,990
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                        (673)         (713)
      Stock options exercised                                                            129           124
      Acquisition of treasury stock                                                     (456)           --
      Dividends paid                                                                    (987)         (661)
----------------------------------------------------------------------------------------------------------

                              Net cash provided by financing activities                2,385         1,209
----------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                  876         4,258
Cash and cash equivalents at beginning of period                                      11,377        15,335
----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $ 12,253      $ 19,593
----------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
----------------------------------------------------------------------------------------------------------
      Cash paid during the period for:
                Interest on savings deposits                                        $  4,354      $  4,657
                Interest on FHLB advances                                                731           462
                Income taxes                                                           1,185         1,341
      Transfer of loans to real estate owned                                             155           337

      Cash paid during the period for interest includes interest credited on deposits of $3,700 and $3,982 for the nine months ended March 31, 1999 and 1998, respectively.
----------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1999 AND JUNE 30, 1998


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1998 except for the adoption of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standard No. 130, ("SFAS 130") "Reporting Comprehensive Income", discussed below. The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 1998 Annual Report to Stockholders for the year ended June 30, 1998. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended               Nine Months Ended
                                                               March 31,                        March 31,
                                                       1999              1998            1999              1998
                                                    -------------------------          --------------------------
Basic earnings per share:
   Net income                                            $771              $834           $2,401           $2,283
   Weighted average shares outstanding              2,185,078         2,178,752        2,192,630        2,172,759
   Earnings per share                                   $0.35             $0.38            $1.10            $1.05

Diluted earnings per share:
   Net income                                            $771              $834           $2,401           $2,283
   Weighted average shares outstanding              2,185,078         2,178,752        2,192,630        2,172,759
   Dilutive effect of employee
      Stock options                                    98,937           149,461          109,800          123,351
                                                    ---------         ---------        ---------        ---------

   Diluted weighted shares outstanding              2,284,015         2,328,213        2,302,430        2,296,110
   Earnings per share                                   $0.34             $0.36            $1.04            $0.99

SECURITIES

The Company accounts for investments in debt and equity securities in accordance with FASB Statement No. 115 ("SFAS 115"). SFAS 115 requires that investments be classified as either: (1) Securities Held to Maturity- reported at amortized cost, (2) Trading Securities- reported at fair value, or (3) Securities Available for Sale- reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available for sale are reported as other comprehensive income in stockholders' equity.


COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the nine months ended March 31, 1999 and 1998, the Company's total comprehensive income was $2,437 and $2,403, respectively. Total comprehensive income is comprised of net income of $2,401 and $2,283, respectively, and other comprehensive income of $36 and $120, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale.


LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances net of the allowance for possible loan losses, net deferred loan fees and discounts. The Company adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS 114, effective July 1, 1995. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Bank considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to SFAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $5,000 will be considered an insignificant shortfall. The Bank does not apply SFAS 114 using major risk characteristics for groups of loans, but on a loan by loan basis. All loans are charged off when management determines that principal and interest are not collectible.

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

(3)     INVESTMENT AND MORTGAGE-BACKED SECURITIES

        Investment securities available for sale are comprised of the following:


                                                   Amortized                  Gross Unrealized                    Fair
                                                        Cost              Gains             Losses               Value
                                                 ---------------------------------------------------------------------
        AT MARCH 31, 1999:
             Municipal obligations                   $17,456               $303               $135             $17,624
             FNMA preferred stock                        250                 13                ---                 263
             FHLMC preferred stock                       250                 15                ---                 265
             FNMA common stock                           598                 98                  3                 693
             FHLMC  common stock                         489                 88                  4                 573
             Shay Financial Services
                 ARMs Fund                            15,044                ---                 77              14,967
                                                 ---------------------------------------------------------------------

                                                      34,087                517                219              34,385

             Mortgage-backed securities               10,983                197                  1              11,179
                                                 ---------------------------------------------------------------------

                     Total                           $45,070               $714               $220             $45,564
                                                 ---------------------------------------------------------------------



        At March 31, 1999, the contractual maturities of the debt securities             Amortized                Fair
             available for sale are:                                                          Cost               Value
                                                                                        ------------------------------

             Due after five years through ten years                                           $836                $855
             Due after ten years                                                            16,620              16,769
                                                                                        ------------------------------

                     Total                                                                 $17,456             $17,624
                                                                                        ==============================



             Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock and Shay Financial Services ARMs Fund have no stated maturity.

        Note: There were gross realized gains of $225 and $186 recorded during the nine months ended March 31, 1999 and 1998, respectively, on the sale of investment securities available for sale. Proceeds from the sale of investment securities available for sale during the nine months ended March 31, 1999 and 1998 were $2,567 and $3,240, respectively.



        Investment securities held to maturity are comprised of the following:

                                                              Amortized                 Gross Unrealized                     Fair
                                                                   Cost              Gains             Losses               Value
                                                           ----------------------------------------------------------------------
        AT MARCH 31, 1999:
             Corporate notes and commercial paper                $8,441                $27                $13              $8,455
              Mortgage-backed securities                          1,687                 10                ---               1,697
                                                           ----------------------------------------------------------------------

                     Total                                      $10,128                $37                $13             $10,152
                                                           ----------------------------------------------------------------------



        At March 31, 1999, the contractual maturities of the debt securities                        Amortized                Fair
             held to maturity are:                                                                       Cost               Value
                                                                                                ---------------------------------

             Due after one year through five years                                                     $1,499              $1,498
             Due after five years through ten years                                                     1,500               1,505
             Due after ten years                                                                        7,129               7,149
                                                                                                ---------------------------------

                     Total                                                                            $10,128             $10,152
                                                                                                =================================

             Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)      LOANS RECEIVABLE

              Loans receivable are comprised of the following:

                                                                                         March 31,                 June 30,
                                                                                              1999                     1998
         -------------------------------------------------------------------------------------------------------------------
              First mortgage loans:
                    1 to 4 family dwellings                                               $114,214                 $114,905
                    Multi-family dwellings                                                   1,646                    2,474
                    Commercial                                                               4,850                    6,391
                    Guaranteed or insured                                                       40                       67
                    Construction and development loans                                       2,308                    4,341
         -------------------------------------------------------------------------------------------------------------------

                                                                                           123,058                  128,178
              Consumer loans:
                    Home improvement loans (net of unearned
                        discounts of $2 and $7)                                                 31                       92
                    Loans secured by savings accounts                                          255                      335
                    Commercial loans                                                           996                      650
                    Installment loans                                                       31,428                   26,289
         -------------------------------------------------------------------------------------------------------------------

                                                                                            32,710                   27,366
         -------------------------------------------------------------------------------------------------------------------

              Loans receivable, net of unearned discounts                                  155,768                  155,544
              Less: Allowance for loan losses                                               (1,862)                  (1,852)
                        Loans in process                                                      (994)                  (1,953)
                        Deferred loan fees                                                    (436)                    (615)
         -------------------------------------------------------------------------------------------------------------------

              Loans receivable, net                                                       $152,476                 $151,124
         ===================================================================================================================


         Changes in the allowance for loan losses for the nine months ended
         March 31, 1999 and 1998 are as follows:

                                                                                            Fiscal                   Fiscal
                                                                                              1999                     1998
         -------------------------------------------------------------------------------------------------------------------

         Balance at beginning of the fiscal year                                            $1,852                   $1,943
         Provision for losses                                                                   14                       13
         Charge-offs                                                                           (49)                    (147)
         Recoveries                                                                             45                       29
         -------------------------------------------------------------------------------------------------------------------

         Balance at March 31,                                                               $1,862                   $1,838
         ===================================================================================================================



         At March 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS 114 was $278. Included in this amount is $88 of impaired loans for which the related allowance for loan losses is $3, and $190 of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended March 31, 1999 was approximately $293. For the nine months ended March 31, 1999, the Company recognized interest income on those impaired loans of $4 which was recognized using the cash basis method of income recognition.

                                                                                                        March 31,
                                                                                              1999                     1998
                                                                                     --------------------------------------------
         Non-accrual loans                                                                    $515                     $551
         Non-accrual loans as a percent of total loans                                        0.34 %                   0.38 %

-----------------

         All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA                                                                                        At March 31,
                                                                                                  1999                  1998
                                                                                                  ----                  ----
                                                                                           (In thousands except per share data)
                                                                                           ------------------------------------
                                                                                                       (Unaudited)
Total assets                                                                                  $226,840              $216,781
Money market investments                                                                         3,668                10,444
Interest-earning deposits with other institutions                                                7,934                 8,380
Investment securities available for sale                                                        34,385                20,409
Investment securities held to maturity                                                           8,441                12,707
Mortgage-backed securities available for sale                                                   11,179                12,152
Mortgage-backed securities held to maturity                                                      1,687                 1,153
Loans receivable held for sale                                                                   1,641                 1,686
Loans receivable, net                                                                          152,476               144,297
Savings deposits                                                                               176,765               171,488
FHLB advances                                                                                   20,030                17,034
Retained earnings                                                                               21,614                19,717
Stockholders' equity                                                                            24,776                23,042
Stockholders' equity per share  (1)                                                             $11.36                $10.54



STATISTICAL PROFILE                                               Three months ended                   Nine months ended
                                                                        March 31,                          March 31,
                                                                  --------------------                 ------------------
                                                                  1999            1998                 1999         1998
                                                                  ----            ----                 ----         ----
Average yield earned on all interest-earning assets               7.04 %          7.56 %               7.17 %       7.58 %
Average rate paid on all interest-bearing liabilities             4.27            4.48                 4.33         4.52
Average interest rate spread                                      2.77            3.08                 2.84         3.06
Net yield on average interest-earning assets                      3.42            3.71                 3.46         3.68
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                      117.47          115.98               117.58       116.01
Return on average assets (2)                                      1.36            1.55                 4.43         1.43
Return on average equity  (2)                                    12.47           14.63                13.16        13.71
Average equity to average assets                                 10.91           10.57                10.88        10.45

-----------------

(1) Amounts reflect the effects of the three-for-two stock split paid on January 16, 1998.

(2)  Amounts are annualized .

           COMPARISON OF THE THREE MONTHS ENDED MARCH 31,1999 AND 1998


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended March 31, 1999 was $771,000 compared to $834,000 for the same period in the prior year. The decrease of $63,000 or 7.6% was primarily the result of a $162,000 or 50.0% decrease in other income and a $54,000 or 2.8% decrease in net interest income partially offset by a $104,000 or 21.3% decrease in income tax expense and a $50,000 or 5.2% decrease in other operating expenses. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $54,000 or 2.8% during the three months ended March 31, 1999 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 3.08% for the quarter ended March 31, 1998 to 2.77% for the quarter ended March 31, 1999. This decrease was partially offset by a $4.0 million or 13.9% increase in average net earning assets for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on interest-earning assets from 7.56% for the quarter ended March 31, 1998 to 7.04% for the quarter ended March 31, 1999. This decrease was partially offset by a decease in the average rate paid on the Bank's interest-bearing liabilities from 4.48% for the quarter ended March 31, 1998 to 4.27% for the quarter ended March 31, 1999.

Interest income on loans receivable and loans held for sale increased by $1,000 or .03% during the three months ended March 31, 1999 as compared to the same period in the prior year. The average outstanding balance of loans receivable increased by $8.3 million or 5.6% for the quarter ended March 31, 1999 as compared to the same period in the prior year. This increase was mostly offset by a decrease in the average yield on loans receivable from 8.08% for the quarter ended March 31, 1998 to 7.65% for the quarter ended March 31, 1999. The increase in the average outstanding balance of loans receivable was due to a $7.4 million or 28.6% increase in the average outstanding balance of consumer loans and a $910,000 or .8% increase in the average outstanding balance of mortgage loans. The decrease in the average yield was primarily due to lower market interest rates. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $53,000 or 22.0% during the quarter ended March 31, 1999 as compared to the March 31, 1998 quarter. This decrease was primarily due to a $2.1 million or 15.3% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended March 31, 1999 as compared to the March 31, 1998 quarter. In addition, the average yield on mortgage-backed securities decreased from 7.17% for the quarter ended March 31, 1998 to 6.60% for the quarter ended March 31, 1999. At March 31, 1999, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $196,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 6.79% at March 31, 1999. Rising interest rates would reduce the unrealized gains in this portfolio if the fixed rate securities were not sold. The mortgage-backed securities held to maturity portfolio consists of two adjustable-rate and one fixed-rate collateralized mortgage obligations (CMO's) with an average yield of 6.09% at March 31, 1999. At March 31, 1999, the Bank's portfolio of mortgage-backed securities held to maturity had net unrealized gains of $10,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale decreased during the three months ended March 31, 1999 by $43,000 or 6.4% from the comparable period in 1998, primarily due to a decrease in the average yield on investment securities from 6.22% for the quarter ended March 31, 1998 to 5.56% for the quarter ended March 31, 1999. This decrease was partially offset by a $2.1 million or 4.7% increase in the average outstanding balance of such securities for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At March 31, 1999, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $298,000 and $14,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended March 31, 1999 by $25,000 or 25.8% from the comparable period in 1998. This increase was primarily due to an increase of $3.3 million or 45.8% in the average outstanding balance of interest-earning deposits for the quarter ended March 31, 1999 as compared to the March 31, 1998 quarter. The average yield on interest-earning deposits decreased from 5.38% for the quarter ended March 31, 1998 to 4.64% for the quarter ended March 31, 1999.

Interest expense on interest-bearing deposits decreased by $72,000 or 4.0% for the quarter ended March 31, 1999, compared to the same period in 1998. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.39% for the three months ended March 31, 1998 to 4.14% for the three months ended March 31, 1999. This decrease was partially offset by a $3.1 million or 1.9% increase in the average outstanding balance of such deposits during the three months ended March 31, 1999 as compared to the same period of the prior year.

Interest expense on borrowings increased $56,000 or 26.8% for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998 due to a $4.4 million or 28.5% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings decreased from 5.44% for the quarter ended March 31, 1998 to 5.37% for the quarter ended March 31, 1999.

PROVISION FOR LOAN LOSSES. The Bank provided $5,000 and $4,000 to its allowance for loan losses for the quarters ended March 31, 1999 and 1998, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At March 31, 1999 and 1998, the Bank's allowance for loan losses amounted to $1.9 and $1.8 million or 1.2% and 1.3%, respectively, of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three and nine months ended March 31, 1999. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 1998. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income decreased by $162,000 or 50.0% to $162,000 for the quarter ended March 31, 1999 as compared to the same period in 1998. This was primarily due to a $140,000 decrease in net gains on the sale of investments available for sale and a $17,000 decrease in fees and service charges.

OPERATING EXPENSES. Total operating expenses decreased by $50,000 or 8.6% during the quarter ended March 31, 1999 as compared to the comparable quarter in 1998. This decrease was primarily due to a $32,000 decrease in professional fees, a $15,000 decrease in data processing expense and a $20,000 decrease in other operating expenses. These decreases were partially offset by an increase of $19,000 in compensation and benefits expense. The decrease in professional fees was primarily due to a decrease in legal fees incurred in litigation brought by the Bank against another financial institution.

INCOME TAX EXPENSE. Income tax expense decreased by $104,000 for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 primarily as a result of lower pre-tax income. In addition, the effective tax rate decreased from 37.0% for the 1998 quarter to 33.3% for the 1999 quarter. This decrease was primarily due to increased purchases of non-taxable municipal obligations by the Company during the past year.

           COMPARISON OF THE NINE MONTHS ENDED MARCH 31,1999 AND 1998


GENERAL. The Company's net income for the nine months ended March 31, 1999 was $2.4 million compared to $2.3 million for the same period in the prior year. The increase of $118,000 or 5.2% was primarily the result of a $68,000 or 2.4% decrease in other operating expenses, a $67,000 or 5.0% decrease in income tax expense and a $11,000 or 1.4% increase in other income partially offset by a $27,000 or .5% decrease in net interest income. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income decreased by $27,000 or .5% during the nine months ended March 31, 1999 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 3.06% for the nine months ended March 31, 1998 to 2.84% for the nine months ended March 31, 1999. This decrease was partially offset by a $4.2 million or 14.6% increase in average net earning assets for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. The decrease in the average interest rate spread was primarily due to a decrease in the average interest rate earned on interest-earning assets from 7.58% for the nine months ended March 31, 1998 to 7.17% for the nine months ended March 31, 1999. This decrease was partially offset by a decease in the average rate paid on the Bank's interest-bearing liabilities from 4.52% for the nine months ended March 31, 1998 to 4.33% for the nine months ended March 31, 1999.

Interest income on loans receivable and loans held for sale increased by $94,000 or 1.1% during the nine months ended March 31, 1999 as compared to the same period in the prior year. This was primarily due to a $7.8 million or 5.4% increase in the average outstanding balance of loans receivable for the nine months ended March 31, 1999 as compared to the same period in the prior year. This increase was partially offset by a decrease in the average yield on loans receivable from 8.06% for the nine months ended March 31, 1998 to 7.73% for the nine months ended March 31, 1999. The increase in the average outstanding balance of loans receivable was due to a $5.9 million or 23.5% increase in the average outstanding balance of consumer loans and a $1.9 million or 1.6% increase in the average outstanding balance of mortgage loans. The decrease in the average yield was primarily due to lower market interest rates. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $147,000 or 19.7% during the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. This decrease was primarily due to a $2.1 million or 15.2% decrease in the average outstanding balance of mortgage-backed securities during the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. In addition, the average yield on mortgage-backed securities decreased from 7.18% for the nine months ended March 31, 1998 to 6.80% for the nine months ended March 31, 1999. See "Comparison of the Three Months Ended March 31, 1999 and 1998 - Net Interest Income."

Interest income on investments held to maturity and investments available for sale decreased during the nine months ended March 31, 1999 by $78,000 or 3.9% from the comparable period in 1998, primarily due to a decrease in the average yield on investment securities from 6.34% for the nine months ended March 31, 1998 to 5.67% for the nine months ended March 31, 1999. This decrease was partially offset by a

$3.1 million or 7.3% increase in the average outstanding balance of such securities for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the FHLB of Pittsburgh. See "Comparison of the Three Months Ended March 31, 1999 and 1998 - Net Interest Income."

Interest income on interest-earning deposits increased during the nine months ended March 31, 1999 by $97,000 or 40.9% from the comparable period in 1998. This increase was primarily due to an increase of $3.2 million or 55.1% in the average outstanding balance of interest-earning deposits for the nine months ended March 31, 1999 as compared to the same period in the prior year. The average yield on interest-earning deposits decreased from 5.41% for the nine months ended March 31, 1998 to 4.91% for the nine months ended March 31, 1999.

Interest expense on interest-bearing deposits decreased by $258,000 or 4.6% for the nine months ended March 31, 1999, compared to the same period in 1998. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.45% for the nine months ended March 31, 1998 to 4.21% for the nine months ended March 31, 1999. This decrease was partially offset by a $1.4 million or .9% increase in the average outstanding balance of such deposits during the nine months ended March 31, 1999 as compared to the same period of the prior year.

Interest expense on borrowings increased $251,000 or 51.7% for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998 due to a $6.4 million or 55.0% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings decreased from 5.56% for the nine months ended March 31, 1998 to 5.43% for the nine months ended March 31, 1999.

PROVISION FOR LOAN LOSSES. The Bank provided $14,000 and $13,000 to its allowance for loan losses for the nine months ended March 31, 1999 and 1998, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended March 31, 1999 and 1998 - Provision For Loan Losses."

OTHER INCOME. Total other income increased by $11,000 or 1.4% to $784,000 for the nine months ended March 31, 1999 as compared to the same period in 1998. This was primarily due to a $39,000 increase in net gains on the sale of investments available for sale partially offset by a $19,000 decrease in fees and service charges.

OPERATING EXPENSES. Total operating expenses decreased by $68,000 or 2.4% during the nine months ended March 31, 1999 as compared to the comparable period in 1998. This decrease was primarily due to a $84,000 decrease in professional fees and a $33,000 decrease in data processing fees partially offset by a $31,000 increase in compensation and benefits and a $24,00 increase in other operating expense. The decrease in professional fees was primarily due to a decrease in legal fees incurred in litigation brought by the Bank against another financial institution.

INCOME TAX EXPENSE. Income tax expense decreased by $67,000 for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998 and resulted in an effective tax rate of 36.8% for the 1998 period as compared to 34.5% for the 1999 period. This decrease was primarily due to increased purchases of non-taxable municipal obligations by the Company during the past year.

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

The Company has contracted to replace various hardware and software during fiscal 1999 at a cost of approximately $300,000 that will be depreciated over future periods. The Company does not anticipate that the year 2000 issue will pose any significant operational problems or will have any material impact on its results of operations based on its plans and testing results to date. However, if the modifications and conversions are not completed timely, the year 2000 problem may have a material impact on the operations of the Company.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $5.9 million or 2.7% from June 30, 1998 to March 31, 1999. The largest increases were a $8.8 million increase in investment securities available for sale, a $1.4 million increase in loans receivable, net and a $842,000 increase in interest-bearing deposits with other institutions. These increases were partially offset by a $5.6 million decrease in investment securities held to maturity. The largest components of change in liabilities were a $3.0 million increase in FHLB advances, a $1.4 million increase in deposits and a $968,000 increase in accrued interest payable partially offset by a $673,000 decrease in advance deposits by borrowers for taxes and insurance.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I
(Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 1999, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 10.55% and 21.19%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 1999.

                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                        -------       -------      -------
                                          (Dollar amounts in thousands)
Equity Capital (1)                      $24,276       $24,276      $24,276
Less unrealized securities gains           (326)         (326)        (326)
Plus general valuation allowances (2)         -             -        1,506
                                        -------       -------       ------
   Total regulatory capital              23,950        23,950       25,456
Minimum required capital                  9,079         4,821        9,641
                                        -------       -------       ------
   Excess regulatory capital            $14,871       $19,129      $15,815
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $11,348       $ 7,210      $12,016
                                        =======       =======      =======

Regulatory capital as a percentage (3)    10.55%        19.93%       21.19%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    6.55%        15.93%       13.19%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended March 31, 1999.

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $226,964. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $120,159.

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


Date: May 17, 1999