Form 10-K405
period 1999-06-30
LAUREL CAPITAL GROUP INC
filed 1999-09-28
CIK 892158

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-23101
                                               -------

                           LAUREL CAPITAL GROUP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                    25-1717451
         ------------                                    ----------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

      2724 HARTS RUN ROAD
  ALLISON PARK, PENNSYLVANIA                                15101
  --------------------------                                -----
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 20, 1999, the aggregate value of the 21,994,801 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 158,544 shares held by all directors and officers of the Registrant as a group, was approximately $30.2 million. This figure is based on the mean of the bid and asked prices of $15.125 per share of the Registrant's Common Stock on September 20, 1999.


Number of shares of Common Stock outstanding as of September 20, 1999: 2,153,345

                      DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 1999 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 1999 Annual Meeting of Stockholders to be filed within 120 days of June 30, 1999 are incorporated into
Part III, Items 10 through 13 of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

         Laurel Capital Group, Inc. (the "Company") is a bank holding company whose primary asset is the common stock of its wholly owned subsidiary Laurel Savings Bank ("Laurel Savings" or the "Bank"). The Bank's business is conducted through its corporate headquarters located in Allison Park, Pennsylvania as well as four branch offices located in Allegheny County and one branch office located in Butler County, Pennsylvania. At June 30, 1999, the Company had total assets of $231.5 million and stockholders' equity of $24.5 million or 10.6% of total assets. In addition, at such date, the Bank's core capital of $24.0 million and tier I and tier II risk-based capital of $24.0 million and $25.6 million, respectively, exceeded the required amounts by $14.8 million, $19.1 million and $15.8 million, respectively. The Bank's corporate headquarters is located at 2724 Harts Run Road, Allison Park, Pennsylvania, its telephone number is (412) 487-7400 and its internet address is WWW.LAURELSB.COM.

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

MARKET AREA

         The Bank's principal market area consists of Allegheny and Butler counties, Pennsylvania, which includes the City of Pittsburgh, the region's major metropolitan center and the hub of the Pittsburgh Metropolitan Statistical Area ("MSA"), one of the nation's largest. The Bank's business is conducted through its corporate office located in Allison Park, a suburb of Pittsburgh, and five branch offices. Substantially all of the Bank's deposits are received from residents of its principal market area and most of its loans are secured by properties in Allegheny and Butler counties. Although the Bank has no branches in downtown Pittsburgh, the Bank participates in the MAC(TM), Cirrus(TM), Money Station(TM) and Jeanie(TM) automatic teller machine ("ATM") networks which provide customers with access to their deposits at thousands of locations throughout metropolitan Pittsburgh and Pennsylvania as well as other states.

         The population of the Bank's principal market is approximately 1.5 million. The area's economy has been undergoing a rapid transition from heavy industry to one of service, health care, advanced technology, light manufacturing and education industries. As a result of this transition, the unemployment in Allegheny County, the Bank's largest market area, is 3.9% compared to 4.3% for the state of Pennsylvania and 4.3% for the United States. The region also is one of the nation's largest corporate and financial centers which contributes to a fairly stable real estate market. Housing costs are below the national average resulting in over 73% of the area's residents owning their own home. The area's median housing cost is approximately $94,000 while the average sales price is approximately $118,000. While the area will likely experience job losses to corporate mergers and downsizing in the future, the Company believes the diversity of the area's industry will continue to provide a stable economy.

LENDING ACTIVITIES

         GENERAL. Laurel Savings has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans' Affairs ("VA"). At June 30, 1999, Laurel Savings' total loan portfolio amounted to $154.6 million ("total loan portfolio"), representing approximately 66.8% of the Bank's total assets at that date. Permanent loans secured by single-family (one-to-four units) residential properties amounted to $112.3 million or 72.6% of the total loan portfolio at June 30, 1999. At June 30, 1999, multi-family (over four units) residential loans amounted to $1.6 million or 1.0% of the total loan portfolio while construction loans (all of which were for the construction of single-family residential properties) totaled $2.3 million or 1.5% of the total loan portfolio and commercial real estate loans totaled $5.4 million or 3.5% of the total loan portfolio. The Bank's consumer loans, the second largest component of the Bank's total loan portfolio, amounted to $33.0 million or 21.4% of such portfolio at June 30, 1999.

         The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                           As of June 30,
                              -------------------------------------------------------------------------------------------------
                                      1999                1998                 1997              1996                1995
                                      ----                ----                 ----              ----                ----
                               Amount        %     Amount        %     Amount        %     Amount        %     Amount       %
                              --------     -----  --------     -----  --------     -----  --------     -----  --------     -----

                                                                  (Dollars in Thousands)

Real estate loans:

  Single-family               $112,334    72.6%   $114,972    73.9%   $114,062    76.5%   $113,160    76.1%   $113,243      76.1%

  Multi-family                   1,612     1.0%      2,474     1.6%      2,740     1.8%      2,811     1.9%      3,281       2.2%

  Construction(1)                2,268     1.5%      4,341     2.8%      3,079     2.1%      4,281     2.9%      4,754       3.2%

  Commercial                     5,375     3.5%      6,391     4.1%      5,676     3.8%      5,788     3.9%      7,002       4.7%
                              --------   -----    --------   -----    --------   -----    --------   -----    --------     -----

    Total real estate loans    121,589    78.6%    128,178    82.4%    125,557    84.2%    126,040    84.8%    128,280      86.2%


Consumer loans(2)               33,042    21.4%     27,373    17.6%     23,584    15.8%     22,630    15.2%     20,444      13.8%
                              --------   -----    --------   -----    --------   -----    --------   -----    --------     -----

    Total loans               $154,631   100.0%   $155,551   100.0%   $149,141   100.0%   $148,670   100.0%   $148,724     100.0%
                              --------   =====    --------   =====    --------   =====    --------   =====    --------     =====

Less:

  Loans in process                (987)             (1,953)             (1,634)             (2,148)            (2,377)

  Allowance for loan losses     (1,866)             (1,852)             (1,943)             (1,899)            (1,893)

  Unamortized discounts
  and fees                        (388)               (622)               (894)             (1,091)            (1,363)

  Net loans receivable        $151,390            $151,124            $144,670            $143,532           $143,091
                              ========            ========            ========            ========           ========

  Loans held for sale(3)      $  1,562            $  1,633            $  1,827            $  1,627           $  1,205
                              ========            ========            ========            ========           ========


(1) The $2.3 million construction loan portfolio outstanding at June 30, 1999 consisted of fixed-rate construction loans totaling $1.7 million and adjustable-rate construction loans totaling $600,000.

(2) Consumer loans consist primarily of installment loans, auto loans, home equity loans, home improvement loans, commercial loans and loans on savings accounts. For additional information regarding these loans, see
         Note 4 to the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders ("Annual Report") set forth as Exhibit 13 hereto.

(3)      Loans held for sale consist of guaranteed student loans.

         CONTRACTUAL MATURITIES OF LOANS. The following table sets forth the contractual principal repayments of the total loan portfolio of the Bank as of June 30, 1999 by categories of loans. Loans with adjustable interest rates are shown in the year that they are contractually due. The amounts shown for each period do not take into account either loan prepayments or scheduled amortization of the Bank's loan portfolio.


                                                   Contractual Maturities in Year Ended June 30,
                         ------------------------------------------------------------------------------------------------
                            Total
                         Outstanding
                         At June 30,                  2001-           2003-           2005-        2010-        2021 and
                            1999         2000         2002            2004            2009         2020        Thereafter
                          --------     --------     --------        --------        --------     --------      ----------
                                                           (In Thousands)
Fixed-rate mortgage
  loans                   $ 86,706     $  4,095     $  8,062        $  8,762        $ 21,006     $ 26,195        $ 18,586

Adjustable-rate
  mortgage loans            32,615        1,279        1,853           2,103           5,421       12,050           9,909

Construction                 2,268        2,268           --              --              --           --              --
Consumer and other
  loans                     33,042        8,365        8,734           6,027           6,886        3,030              --
                          --------     --------     --------        --------        --------     --------        --------
          Total           $154,631     $ 16,007     $ 18,649(1)     $ 16,892(1)     $ 33,313(1)  $ 41,275(1)     $ 28,495(1)
                          ========     ========     ========        ========        ========     ========        ========



(1) Of the $138.6 million of principal repayments contractually due after June 30, 2000, $104.4 million have fixed-rates of interest and $34.2 million have adjustable or floating rates of interest.

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

         Historically, the Bank has not been an active purchaser or seller of loans. The sales activity conducted by the Bank during fiscal 1999, 1998 and 1997 primarily focused on the sale of student loans.

         The following table shows total loan origination, purchase and repayment activities of the Bank during the periods indicated.


                             Year Ended June 30,
                                            1999          1998          1997          1996          1995
                                           -------       -------       -------       -------       -------

                                                                  (In Thousands)
Real estate originations:
  Residential:
    Single-family                          $18,252       $19,654       $ 9,798       $14,002       $20,218
    Multi-family                                --            --           550            --            --
  Commercial                                    --           360           835            --            --
  Construction(1)                            2,691         6,020         3,829         3,455         3,488
                                           -------       -------       -------       -------       -------
    Total real estate loan
      originations                          20,943        26,034        15,012        17,457        23,706
Consumer and other loan
  originations(2)                           20,044        17,465        15,390        13,154        12,553
                                           -------       -------       -------       -------       -------
      Total loan originations               40,987        43,499        30,402        30,611        36,259
Loan participation interests
  purchased                                    500         1,000            29            --           450
                                           -------       -------       -------       -------       -------
Total loan originations
  and loan participation
  interests purchased                       41,487        44,499        30,431        30,611        36,709
                                           -------       -------       -------       -------       -------

Students loans sold                            952         1,107           719           550           362
Loan participation interests
  sold                                          --            --            --            68           255
Principal loan repayments                   39,991        36,890        28,330        28,897        22,934
Other, net(3)                                  349           242            44           233           280
                                           -------       -------       -------       -------       -------
  Total principal loan
    repayments and other                    41,292        38,239        29,093        29,748        23,831
                                           -------       -------       -------       -------       -------
Net increase in loans
  receivable, net and loans held
    for sale                               $   195       $ 6,260       $ 1,338       $   863       $12,878
                                           =======       =======       =======       =======       =======


----------------------

(1) Construction loans are classified as either a residential or commercial real estate loan at the time of origination depending on the nature of the property securing the loan. Construction loan originations totaled $2.7 million during fiscal 1999, of which $1.6 million were fixed-rate, single-family residential loans and $1.1 million were adjustable-rate, single-family residential loans.

(2)      Includes student loans held for sale

(3) Includes transfers to real estate owned and all activity in the allowance for possible loan losses.


LENDING PROGRAMS AND POLICIES

         RESIDENTIAL LENDING. Historically, Laurel Savings concentrated its lending activity on the origination of long-term, fixed-rate residential mortgage loans secured by one-to-four family residential properties. As a result, at June 30, 1999, $83.6 million or 54.1% of the Bank's total loan portfolio consisted of long-term loans with fixed-rates of interest which were secured by first mortgages on one-to-four family residential properties. During fiscal 1999, 1998 and 1997, the Bank originated $17.3 million, $14.3 million and $4.3 million, respectively, of fixed-rate mortgage loans. Due to the relatively low interest rate environment during fiscal 1998 and 1999, the Bank found the largest portion of its single-family loan demand to be for fixed-rate loans.

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

         In addition, Laurel Savings originates ARMs with up to a 30-year amortization schedule. On all ARMs currently offered by the Bank, payments are adjusted with each interest rate adjustment so that the term of the ARM is not affected. The Bank currently offers one, three, and five year adjustable rate loans. Interest rate adjustments occur every one, three or five years and are based on the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity that matches the loan type. All three loan types limit interest rate increases to 6% over the life of the loan and limit decreases to 2% below the initial rate. The one year ARM has a 2% maximum increase per adjustment while the three and five year loans have a maximum increase of 3% per adjustment. All of these loans may be converted to fixed rate loans. The Bank does not offer ARMs with below market introductory or "teaser" rates. Although Laurel Savings intends to continue to emphasize the origination of ARMs in order to reduce the impact on its operations of rapid increases in market rates of interest, such loans generally do not adjust as rapidly as changes in the Bank's cost of funds. At June 30, 1999, $28.7 million or 18.6% of the Bank's total loan portfolio consisted of ARMs on one-to-four family residential real estate.

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. Laurel Savings purchased a $500,000 commercial real estate participation loan in fiscal 1999. The Bank originated no multi-family residential real estate loans in fiscal 1999. At June 30, 1999, the Bank's multi-family residential real estate loans and commercial real estate loans amounted to $1.6 million and $5.4 million, respectively, or 1.0% and 3.5% of the total loan portfolio, respectively. Such loans generally earn rates of interest which exceed the rates on residential real estate loans and are usually for shorter terms. Such loans have been generally offered with interest rates that adjust annually at 1% to 2% over the Bank Prime Lending Rate as published in the Wall Street Journal. These loans have up to 30-year amortization schedules. The Bank's multi-family real estate loans are secured primarily by apartment buildings and its commercial real estate loans are secured primarily by other income-producing properties located in the Pittsburgh MSA, including office buildings and warehouses. Of the $7.0 million of commercial and multi-family loans at June 30, 1999, $3.1 million have fixed rates of interest and $3.9 million have adjustable rates of interest.

         Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions generally. Due to the Bank's low level of non-performing loans and the generally higher rates of interest earned on commercial real estate and multi-family loans the Bank plans to increase its origination of these types of loans in the future.

         The Bank evaluates all aspects of commercial and multi-family real estate loan transactions in order to mitigate the risk to the Bank to the greatest extent possible. The Bank seeks to ensure that the property securing the loan will generate sufficient cash flow to adequately cover operating expenses and debt service payments. To this end, permanent commercial and multi-family real estate loans are generally made at a loan-to-value ratio of 75% or less and with a minimum debt service coverage generally of one to one and one-half times net rental income. In underwriting commercial and multi-family real estate loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, position in the local and regional market, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower. A narrative appraisal report prepared by an outside appraiser, qualified by an independent member of the American Institute of Appraisers ("MAI") or a similar organization, is commissioned by the Bank to substantiate property values for commercial and multi-family real estate loan transactions, which appraisal, in final form, the Bank obtains prior to closing the loan. The Bank also obtains in virtually all cases full personal loan guarantees from the borrower, or in the case of a corporate borrower, the loan guarantees from the persons controlling the borrower.

         CONSTRUCTION LENDING. The Bank's construction loans accounted for 12.8% of the real estate loans originated in fiscal 1999, 23.1% in fiscal 1998 and 25.6% in fiscal 1997. Such loans are generally used to fund the construction of residential properties for owner-occupancy although the Bank has originated commercial construction and land acquisition and development loans to a limited degree. Most of the Bank's residential construction loans are originated in connection with providing permanent financing on the construction project. The interest rate on the permanent loan is set at the time of the origination of the construction loan. Construction loans are classified as either residential or commercial real estate loans at the time of origination, depending on the nature of the property securing the loan. At June 30, 1999, construction loans amounted to $2.3 million, all of which were originated for the construction of residential properties.

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

         CONSUMER LENDING. The Bank has continued to emphasize the origination of consumer loans, installment loans and home equity loans, and such loans have increased as a percentage of the total loan portfolio from 13.8% of the total loan portfolio at June 30, 1995 to 21.4% of the total loan portfolio at June 30, 1999, primarily as a result of the Bank's increased origination of fixed-rate home equity loans. The Bank originated $20.0 million, $17.5 million and $15.4 million of consumer loans in fiscal 1999, 1998 and 1997 out of total loan originations and purchases of $41.5 million, $44.5 million and $30.4 million, respectively. Although consumer loans may involve a greater risk of loss than residential real estate loans due to the nature of the collateral involved (or the absence of collateral), the Bank carefully reviews the creditworthiness of the borrower and, where applicable, the value of the collateral for such loans. However, since the amount outstanding on each individual loan is smaller, the risk of financial loss per loan is lower when compared to mortgage and commercial lending.

         Installment loans, consisting primarily of home equity loans, and commercial loans accounted for $32.7 million or 99.1% of all consumer loans at June 30, 1999. Installment loans generally have terms of less than five years with fixed rates of interest. Home equity loans typically have fixed interest rates and terms up to 20 years, although a majority of such loans have terms of ten years or less. The Bank does not require that it hold the first mortgage on the secured property. The Bank also offers a home equity line of credit with an adjustable rate of interest.

         Loans on savings accounts are also offered with the interest rate set at the higher of the underlying collateral rate plus 3% or the current Federal Reserve Board discount rate plus 5%, the interest rate being adjusted if the rate on the account or the Federal Reserve Board discount rate changes. Such loans are generally made for up to 90% of the amount in the savings account and accounted for $276,000 or .8% of the consumer loan portfolio at June 30, 1999.

         REGULATORY REQUIREMENTS. Under the provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank may make to any one borrower is limited to the loans to one borrower limitations applicable to national banks (i.e., 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus when the loan is fully secured by readily marketable securities). At June 30, 1999, the Bank's loans to one borrower limit was approximately $3.6 million and the largest aggregate amount of loans by the Bank to any one borrower, including related entities, was a $729,000 loan secured by rental properties which includes an office building. This loan was current as of June 30, 1999.

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

         If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a public auction at which the Bank may participate as a bidder at the sale. If the Bank is the successful bidder, the acquired property is then included in the Bank's "real estate owned" account until it is sold. The Bank is permitted to finance the sales of these properties by "loans to facilitate," which involve a lower down payment or a longer term than would be generally allowed by the Bank's underwriting standards. At June 30, 1999, the Bank had one loan to facilitate amounting to $29,000.

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

         The following table sets forth information regarding the Bank's nonaccrual loans and real estate owned at the dates indicated. The Bank did not have any troubled debt restructurings at June 30, 1999.


                                                                              June 30,
                                                        -----------------------------------------------------
                                                         1999        1998        1997        1996        1995
                                                         ----        ----        ----        ----        ----
                                                                       (Dollars in Thousands)
Nonaccruing loans:
  Single-family residential real estate                  $364        $355        $600        $364        $289
  Commercial real estate                                   --         119         158         198         149
  Multi-family residential                                 22          23          28          39          49
  Consumer and other loans                                 90          64         129          11          34
                                                         ----        ----        ----        ----        ----
     Total nonaccruing loans                             $476        $561        $915        $612        $521
                                                         ====        ====        ====        ====        ====

Total nonperforming loans as a
  percentage of net loans receivable                      .31%        .37%        .63%        .43%        .36%
                                                         ====        ====        ====        ====        ====
Total real estate owned, net of related
  reserves                                               $377        $143        $ --        $219        $157
                                                         ====        ====        ====        ====        ====
Total nonperforming loans and real
  estate owned as a percentage of total assets            .37%        .32%        .43%        .42%        .36%
                                                         ====        ====        ====        ====        ====


         Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified "substandard" and "doubtful," the institution is required to establish prudent general loan loss reserves in accordance with GAAP. Assets classified "loss" must be completely written off. A category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and to set aside appropriate loss reserves on the basis of such classification. At June 30, 1999, the Bank's classified assets totaled $850,000 all of which were assets classified as substandard. Assets classified as substandard consisted of the Bank's nonperforming residential, multi-family and commercial real estate loans, consumer loans and real estate owned, certain loans which were delinquent between 15 and 90 days and other current loans which have in the past displayed characteristics which reflect potential weaknesses.

         ALLOWANCES FOR ESTIMATED LOAN LOSSES. Provisions for loan losses on first mortgage and other loans are charged to earnings in amounts that result in allowances appropriate, in management's judgment, to cover anticipated losses. In determining the appropriate level of provisions for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. The Bank's allowances for loan losses totaled $1.9 million at June 30, 1999 or 392.0% of total nonperforming loans at such date. The Bank's management believes that its present allowances for losses are appropriate. However, while management uses the best information available to make such determinations, future adjustments to the loan loss allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgements about information available to them at the time of their examination.

         The Bank's asset classification committee, consisting of the Vice President - Credit and Collections, the Chief Executive Officer and the Senior Vice President-Finance, meets on at least a quarterly basis. The committee reviews all non-performing assets to determine the adequacy of resources. Adjustments are made as needed and the committee's findings are summarized in a detailed report submitted to the Board of Trustees.

         The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.

                                                          Year Ended June 30,
                                     ---------------------------------------------------------------
                                       1999          1998         1997           1996         1995
                                       ----          ----         ----           ----         ----
Balance at beginning of
   period                            $ 1,852       $ 1,943       $ 1,899       $ 1,893       $ 1,819
                                     -------       -------       -------       -------       -------

Charge-offs:
   Residential real estate               (14)          (71)          (15)          (20)           (4)
   Commercial real estate                 --           (20)           --           (10)          (22)
   Consumer                              (47)          (61)          (39)          (51)          (85)
     Total charge-offs                   (61)         (152)          (54)          (81)         (111)
 Recoveries:
   Residential real estate                --            --            --             1             6
   Consumer                               57            43            68            56            79
                                     -------       -------       -------       -------       -------
     Total recoveries                     57            43            68            57            85
                                     -------       -------       -------       -------       -------
Net (charge-offs) recoveries              (4)         (109)           14           (24)          (26)
                                     -------       -------       -------       -------       -------

Provision for losses on loans             18            18            30            30           100
                                     -------       -------       -------       -------       -------

Balance at end of period             $ 1,866       $ 1,852       $ 1,943       $ 1,899       $ 1,893
                                     =======       =======       =======       =======       =======

Allowance for loan losses as a
  percent of total net loans
  outstanding                           1.23%         1.23%         1.34%         1.32%         1.32%
                                     =======       =======       =======       =======       =======

Allowance for loan losses as a
  percent of nonperforming loans      392.02%       330.12%       212.35%       310.29%       363.34%
                                     =======       =======       =======       =======       =======

Ratio of net charge-offs to
  average loans outstanding               --%         (.07)%          --%        (0.02)%       (0.02)%
                                     =======       =======       =======       =======       =======

         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                             June 30,
                                 -------------------------------------------------------------------------------------------------
                                      1999                1998                 1997                1996                1995
                                 -----------------   -----------------   ----------------    -----------------   ------------------
                                          Percent            Percent              Percent             Percent             Percent
                                          of Loans           of Loans             of Loans            of Loans            of Loans
                                          in Each            in Each              in Each             in Each             in Each
                                          Category           Category             Category            Category            Category
                                          to Total           to Total             to Total            to Total            to Total
                                 Amount   Loans      Amount  Loans       Amount   Loans      Amount   Loans      Amount   Loans
                                 ------   --------   ------  --------    ------   --------   ------   --------   ------   --------
                                                                  (Dollars in Thousands)
Residential real estate(1)       $  873    74.2%     $  603    76.7%      $  600    78.6%     $  598   79.0%      $  605   79.3%
Multi-family real estate             17     1.1%         26     1.6%          29     1.8%         30    1.9%          35    2.2%
Commercial real estate              177     3.8%        203     4.1%         237     3.8%        231    3.9%         241    4.7%
Consumer                            655    20.9%        282    17.6%         250    15.8%        234   15.2%         213   13.8%
Unallocated                         144      --         738      --          827      --         806     --          799     --
                                 ------   -----      ------   -----       ------   -----      ------  -----       ------  -----
Total                            $1,866   100.0%     $1,852   100.0%      $1,943   100.0%     $1,899  100.0%      $1,893  100.0%
                                 ======   =====      ======   =====       ======   =====      ======  =====       ======  =====

----------------------------

(1) Includes construction loans.

INVESTMENT ACTIVITIES

         MORTGAGE-BACKED SECURITIES. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the Government National Mortgage Association ("GNMA").

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

      The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.


                                                                     June 30,
                                                      --------------------------------------
                                                        1999           1998           1997
                                                      -------        -------        -------
                                                                  (In Thousands)
Mortgage-backed securities held to maturity:
  GNMA                                                $    --        $    --        $    --
  FNMA                                                     --             --             --
  FHLMC                                                    --             --             --
  FNMA Remic                                              100            151            200
  FHLMC Remic                                             972            900            900
  Other                                                    --             --            120
                                                      -------        -------        -------
     Total                                            $ 1,072        $ 1,051        $ 1,220
                                                      =======        =======        =======

Mortgage-backed securities available for sale:
  GNMA                                                $ 4,721        $ 3,973        $ 4,900
  FNMA                                                  4,042          3,424          4,050
  FHLMC                                                    58            183            307
  FNMA Remic                                               --            228            284
  FHLMC Remic                                           2,994          3,454          3,526
                                                      -------        -------        -------
     Total                                            $11,815        $11,262        $13,067
                                                      =======        =======        =======

      Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at June 30, 1999 is presented below.

                                             Amounts at June 30, 1999 Which Mature In
                                     ----------------------------------------------------------------
                                                                After Five
                                     One Year     After One to      To         Over 10
                                      or Less      Five Years    10 Years       Years         Total
                                     --------     ------------  ----------     -------        -----
                                                         (Dollars in Thousands)

Mortgage-backed securities
held to maturity:
  FNMA Remic                         $    --         $   --        $ --        $   100        $   100
  FHLMC Remic                             --             --          --            972            972
                                     -------         ------        ----        -------        -------
      Total                          $    --         $   --        $ --        $ 1,072        $ 1,072
                                     =======         ======        ====        =======        =======
Weighted average yield                    --%            --%         --%           6.0%           6.0%
                                     =======         ======        ====        =======        =======

Mortgage-backed securities
available for sale:
  GNMA                               $    --         $   --        $ --        $ 4,721        $ 4,721
  FNMA                                    --             48          --          3,994          4,042
  FHLMC                                   --             --          --             58             58
  FHLMC Remic                             --             --          --          2,994          2,994
                                     -------         ------        ----        -------        -------
      Total                          $    --         $   48        $ --        $11,767        $11,815
                                     =======         ======        ====        =======        =======
Weighted average yield                    --%           9.4%         --%           6.7%           6.8%
                                     =======         ======        ====        =======        =======

      Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At June 30, 1999, none of the Bank's mortgage-backed securities were pledged to secure obligations of the Bank.

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

      For additional information relating to the Bank's mortgage-backed securities, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements.

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

      The following table sets forth the composition and maturities of the Bank's investment securities portfolio at June 30, 1999.

                                                                 Amounts at June 30, 1999 Which Mature In
                                                 ------------------------------------------------------------------------------
                                                 One Year            1 to 5         5 to 10          Over 10
                                                  or Less            Years           Years            Years            Total
                                                 ---------         --------         --------         --------         ---------
                                                                   (Dollars in Thousands)
Investment securities held to maturity:
   Corporate notes and
    commercial paper                             $     --          $  1,000         $  3,499         $  7,940         $ 12,439
                                                 ========          ========         ========         ========         ========
   Weighted average
    yield                                              --%              6.0%             6.8%             7.4%             7.1%
                                                 ========          ========         ========         ========         ========

Investment securities available for sale:
   Municipal obligations                         $     --          $     --         $     --         $ 18,301         $ 18,301
   Shay Financial
     Services Arms Fund(1)                         15,240                --               --               --           15,240
   FMNA preferred stock(1)                            250                                                                  250
   FHLMC preferred stock(1)                           250                                                                  250
   FMNA stock(1)                                      582                --               --               --              582
   FHLMC stock(1)                                     480                --               --               --              480
   SLM Student Loan Trust                              --                --              783                               783
   Standard Insurance
     Company stock(1)                                   4                --               --               --                4
               Total                             $ 16,806          $     --         $    783         $ 18,301         $ 35,890
                                                 ========          ========         ========         ========         ========
      Weighted average
       yield                                          5.0%               --%             5.6%             5.2%             5.1%
                                                 ========          ========         ========         ========         ========


---------------------

(1) Such investment securities have no stated contractual maturity.

       The following table sets forth the composition and amortized cost of the Bank's investment securities at each of the dates indicated.

                                                               June 30,
                                                -------------------------------------
                                                 1999            1998          1997
                                                -------        -------        -------
                                                           (In Thousands)
Investment securities held to
 maturity
 Corporate notes and
   commercial paper                             $12,439        $14,003        $15,494
                                                =======        =======        =======

Investment securities
 available for sale:
Corporate notes and
 commercial paper                             $      --        $    --        $ 1,500
Municipal obligations                            18,301          8,914          4,541
Shay Financial Services:
 ARMs Fund                                       15,240         14,444          8,832
FNMA preferred stock                                250            250            250
FHLMC preferred stock                               250            250             --
FNMA stock                                          582            610             --
FHLMC stock                                         480            925            250
SLM Student Loan Trust                              783
Standard Insurance Company
 stock                                                4             --             --
                                                -------        -------        -------
                                                $35,890        $25,393        $15,373
                                                =======        =======        =======

SOURCES OF FUNDS

      GENERAL. Savings accounts and other types of deposits have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments and maturities and repayments of investment and mortgage-backed securities. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer term basis to support expanded lending activities or asset/liability management. During fiscal 1999, the Bank borrowed $3.0 million in FHLB advances for asset/liability management purposes.

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

      The following table sets forth the distribution of the Bank's deposits by type of deposit at the dates indicated.

                                                                       As of June 30,
                                       ------------------------------------------------------------------------------
                                                1999                          1998                     1997
                                       ---------------------      ------------------------    ----------------------
                                                      % of                          % of                      % of
                                        Amount      Deposits        Amount         Deposits     Amount      Deposits
                                       --------     --------        ------         --------     ------      --------
                                                                     (Dollars in Thousands)
Passbook and club accounts             $ 30,426        16.7%       $ 29,531          16.9%     $ 27,690       15.8%
NOW Accounts                             26,555        14.6          24,916          14.2        23,819       13.6
MMDAs                                    15,750         8.6          16,444           9.4        18,043       10.3
Fixed-rate certificates                  79,518        43.7          73,961          42.2        72,871       41.7
Jumbo certificates                        1,500          .8           2,000           1.1         3,650        2.1
IRA and Keogh accounts                   28,369        15.6          28,538          16.2        28,946       16.5
                                       --------       -----        --------         -----      --------      -----
  Total                                $182,118       100.0%       $175,390         100.0%     $175,019      100.0%
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

      The following table sets forth information relating to the Bank's deposit flows during the periods indicated.

                                               Year Ended June 30,
                                   ---------------------------------------------
                                    1999                1998              1997
                                   -------            --------           --------
                                                   (In Thousands)
Increase (decrease) before
  interest credited                $   550            $ (6,078)          $ 4,066
Interest credited                    6,178               6,449             6,270
                                   -------            --------           -------
                                   $ 6,728            $    371           $10,336
                                   =======            ========           =======


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

      The Bank's deposits are obtained primarily from persons who are residents of Pennsylvania, particularly Allegheny and Butler counties. The Bank does not advertise for deposits outside of Pennsylvania and management believes that an insignificant amount of the Bank's deposits were held by nonresidents of Pennsylvania at June 30, 1999. The Bank has not used brokers to obtain funds to date and management of the Bank does not intend to utilize brokers to obtain such deposits in the future.

      The following table presents, by various interest rate categories, the amounts of certificates of deposit at the dates indicated and the amounts at June 30, 1999 which mature during the periods indicated.


                                                         Amounts at June 30, 1999 Maturing
                             As of June 30,                    in the Year Ended June,
                          ---------------------     --------------------------------------------------
                            1998        1999          2000         2001          2002       Thereafter
                          --------    --------      --------      -------      -------      ----------
                                                         (In Thousands)
Certificate Accounts:
   2.00% to 3.99%         $     --    $  1,369      $  1,369      $    --       $   --       $    --
   4.00% to 5.99%           79,427      91,112        53,985       23,963        5,584         7,581
   6.00% to 7.99%           22,791      16,448         7,537        2,425        1,850         4,635
   8.00% to 9.99%            2,281         458           426           32           --            --
                          --------    --------      --------      -------      -------       -------

Total                     $104,499    $109,387      $ 63,317      $26,420      $ 7,434       $12,216
                          ========    ========      ========      =======      =======       =======


      The Bank has attempted to encourage such certificate holders to invest the proceeds of their maturing certificates in longer term certificates of deposit by offering commensurately higher interest rates in order to reduce the vulnerability of the Bank to interest rate risk. To ensure a continuity of this trend, as well as to maintain adequate deposit levels, the Bank expects to offer competitive rates relative to its marketplace. The Bank is confident that by competitively pricing these certificates, balance levels deemed appropriate by management can be achieved on a continuing basis. If necessary, the Bank also has the capacity to borrow from the FHLB of Pittsburgh and from other sources to maintain adequate liquidity.

      As of June 30, 1999, certificates of deposit in amounts of $100,000 or more in the Bank amounted to $1.5 million. The following table sets forth as of June 30, 1999 the distribution of certificates of deposit of $100,000 or more by time remaining to maturity.


                                              --------------
                                                  Amount
                                              --------------
                                              (In Thousands)

     Three months or less                         $  700
     Over three through six months                   100
     Over six though 12 months                       300
     Over 12 months                                  400
                                                  ------
         Total                                    $1,500
                                                  ======

      The following table presents information concerning deposit accounts at June 30, 1999, including the weighted average rate and the scheduled maturity of certificates of deposit.


                                                                                     % of Total           %  Average
                                                                Amounts               Deposits               Rate
                                                               ----------            -----------           --------
                                                            (In Thousands)

Passbook and club accounts                                     $ 30,426                  16.7%               2.48%
NOW accounts                                                     26,555                  14.6                1.05
MMDA's                                                           15,750                   8.6                2.23
                                                               --------                 -----                ----
  Total                                                          72,731                  39.9                1.90
                                                               --------                 -----                ----
Certificates maturing by quarter:
  September 30, 1999                                             19,641                  10.8                5.07
  December 31, 1999                                              12,682                   7.0                5.04
  March 31, 2000                                                 14,295                   7.8                5.20
  June 30, 2000                                                  16,698                   9.1                5.24
  September 30, 2000                                             12,127                   6.7                5.31
  December 31, 2000                                               4,506                   2.5                5.42
  March 31, 2001                                                  6,024                   3.3                5.55
  June 30, 2001                                                   3,763                   2.1                5.68
  September 30, 2001                                              3,257                   1.8                5.51
  December 31, 2001                                               2,373                   1.3                5.37
  March 31, 2002                                                  1,037                   0.6                5.42
  June 30, 2002                                                     767                   0.4                6.90
  Thereafter                                                     12,217                   6.7                5.80
                                                               --------                 -----                ----
Total certificate accounts                                      109,387                  60.1                5.31
                                                               --------                 -----                ----
    Total deposits                                             $182,118                 100.0%               3.95%
                                                               ========                 =====                ====


         BORROWINGS. Laurel Savings may obtain advances from the FHLB of Pittsburgh upon the security of the capital stock of the FHLB which it owns, deposits with the FHLB of Pittsburgh and certain of its home mortgages, provided certain standards related to creditworthiness are met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At June 30, 1999, 1998 and 1997, the Bank had $20.0 million, $17.0 million and $11.0 million, respectively, of FHLB advances outstanding.

         The following table presents certain information regarding FHLB advances for the periods indicated:


                                             Year Ended June 30,
                                    ---------------------------------------
                                     1999            1998            1997
                                    -------        ---------       --------

                                            (Dollars in thousands)

FHLB advances:

Average balance outstanding         $18,555         $12,998         $ 9,353

Maximum amount
 outstanding at any month-
 end during the period              $20,031         $17,035         $11,046

Weighted average interest
 rate during the period                5.43%           5.54%           5.66%

Amount outstanding at the
 end of the period                  $20,029         $17,033         $11,044

Weighted average rate at the
 end of the period                     5.41%           5.49%           5.75%



         Many financial institutions obtain funds from sales of securities to institutional investors under agreements to repurchase ("institutional repurchase agreements"), which are considered borrowings. The Bank has not utilized and has no present intention to utilize institutional repurchase agreements as a source of funds.

SUBSIDIARIES

         The Bank has one wholly owned subsidiary, Laurel Financial Services Corporation ("LFSC"), which is the result of combining its former wholly owned subsidiaries of All-Par Service Corporation and Pesa Service Corporation. LFSC is currently inactive. At June 30, 1999, LFSC had no assets or liabilities.

EMPLOYEES

         The Bank had 40 full-time employees and 10 part-time employees as of June 30, 1999. None of the employees are represented by a collective bargaining agent, and the Bank believes it enjoys good relations with its personnel.

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 1999, the Bank met each of its capital requirements.

         The following table sets forth certain information concerning the Bank's regulatory capital at June 30, 1999.


                                                    -------         -------         -------
                                                                    Tier 1           Tier 2
                                                    Tier 1           Risk-            Risk-
                                                     Core            Based           Based
                                                    Capital         Capital         Capital
                                                    -------         -------         -------

Equity Capital(1)                                   $24,022         $24,022         $24,022
Plus general valuation allowances(2)                     --              --           1,530
                                                    -------         -------         -------
        Total regulatory capital                     24,022          24,022          25,552
Minimum required capital                              9,183           4,897           9,795
                                                    -------         -------         -------
        Excess regulatory capital                   $14,839         $19,125         $15,757
                                                    =======         =======         =======
Regulatory capital as a percentage(3)                 10.46%          19.67%          20.93%
Minimum required capital percentage                    4.00            4.00            8.00
                                                    -------         -------         -------
        Excess regulatory capital percentage           6.46%          15.67%          12.93%
                                                    =======         =======         =======


-------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Department for the quarter ended June 30, 1999.

(2)      Limited to 1.25% of risk adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total assets of $229,587. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighed assets of $122,098.


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

         NET OPERATING LOSS CARRYOVERS. For years beginning after August 5, 1997, financial institutions like the Bank may carry back net operating losses ("NOLS") to the preceding two taxable years and forward to the succeeding 20 taxable years. As of June 30, 1999, the Bank had no net operating loss carryover for federal income tax purposes.

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

         Laurel Savings' federal income tax returns for its tax years beginning after June 30, 1996 and subsequent periods are open under the statute of limitations and are subject to review by the Internal Revenue Service.

STATE TAXATION

         The Company is subject to the Pennsylvania Corporate Net Income Tax and Capital Stock and Franchise Tax. The Corporate Net Income Tax rate is currently 9.9% and is imposed on the Company's unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock Tax is a property tax imposed at a rate of 1.199% of a corporation's capital stock value, which is determined in accordance with a fixed formula based an average net income and net worth.

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

ITEM 2. PROPERTIES.

         The following table sets forth certain information as of June 30, 1999 with respect to the offices of the Company and Laurel Savings.


                                                                               Net Book Value of Property or
                                      Owned or           Lease                  Leasehold Improvements as of
     Location                          Leased        Expiration Date                   June 30, 1999
--------------------------------      --------       ---------------           ------------------------------
Allegheny County:

  363 Butler Street,
  Etna                                  Owned                                                 $ 117

  1416 Mt. Royal Blvd.
  Glenshaw                              Owned                                                   156

  1801 Jancey Street
  Morningside, Pittsburgh              Leased           2001(1)                                  --

  2724 Harts Run Road
  Allison Park                          Owned                                                   462

  744 Little Deer Creek Road
  Russellton                            Owned                                                    89

Butler County:

  125 West Main Street
  Saxonburg                             Owned                                                   182


---------

(1) There is presently a five year option to extend this lease.

         The Bank also has ATMs in its branch offices located at 363 Butler Street, 744 Little Deer Creek Road, Russellton, 2724 Harts Run Road, 125 West Main Street and 1801 Jancey Street. The Bank participates in the MAC(TM), Cirrus(TM), Money Station(TM) and Jeanie(TM) shared ATM network systems which provides customers with access to their deposits at thousands of locations throughout Pennsylvania, the United States and many foreign countries.

ITEM 3. LEGAL PROCEEDINGS.

         The Company and the Bank are not involved in any pending legal proceedings other than routine, non-material legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from pages 1 and 3 of the Company's Annual Report to Stockholders attached hereto as
Exhibit 13 (the "1999 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page 29 of the Company's 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 30 to 43 of the Company's 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 30 to 32 of the Company's 1999 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 7 to 28 of the Company's 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from "Information With Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Bank's Proxy Statement for the Annual Meeting of Stockholders for fiscal 1999 ("Proxy Statement").

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


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 hereto):

         Independent Auditors' Report

         Consolidated Statements of Financial Condition at June 30, 1999 and
         1998

         Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements

         (2) All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

   No.         Exhibits                                                 Page
  ----         --------                                                 ----

   3.1         Articles of Incorporation                                   *
   3.2         Bylaws                                                      *
   4           Common Stock Certificate                                    *
  10.1         1987 Stock Compensation Program                             *
  10.2         1993 Key Employee Stock Compensation Program               **
  10.3         1993 Directors' Stock Option Plan                          **
  10.4         1996 Stock Option Plan                                    ***
  10.5         Employment agreement between Laurel Savings Bank and
                   Edwin R. Maus                                         ***
  11           Earnings Per Share Computation
  13           1999 Annual Report to Stockholders
  21           See "Business - Subsidiaries"
                   for the required information.
  23           Consent of KPMG LLP
  27           Financial Data Schedule

---------

         * Incorporated by reference to the Company's Registration Statement on Form S-4.

         ** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1994.

         *** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1997.

         (b) Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

         (c) See (a)(3) above for all exhibits and the Exhibit Index.

         (d) There are no other financial statements and Financial Statement Schedules which were excluded from the 1999 Annual Report to Stockholders which are required to be included herein.

SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LAUREL CAPITAL GROUP, INC.



                                      By: /s/ Edwin R. Maus
                                         --------------------------------
Date: September 28, 1999                 Edwin R. Maus, President and
                                           Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Arthur G. Borland                                Date: September 28, 1999
-------------------------------------------------
Arthur G. Borland, Director



/s/ Richard  J. Cessar                               Date: September 28, 1999
-------------------------------------------------
Richard J. Cessar, Chairman of the Board



/s/ Annette D. Ganassi                               Date: September 28, 1999
-------------------------------------------------
Annette D. Ganassi, Director



/s/ Richard S. Hamilton                              Date: September 28, 1999
-------------------------------------------------
Richard S. Hamilton, Director



/s/ Harvey J. Haughton                               Date: September 28, 1999
-------------------------------------------------
Harvey J. Haughton, Director

/s/ Edwin R. Maus                                     Date: September 28, 1999
-------------------------------------------------
Edwin R. Maus, Director, President
 and Chief Executive Officer



/s/ J. Harold Norris                                  Date: September 28, 1999
-------------------------------------------------
J. Harold Norris, Director



/s/ John A. Howard, Jr.                               Date: September 28, 1999
-------------------------------------------------
John A. Howard, Jr., Senior Vice President,
 Chief Financial Officer and Corporate Secretary/
  Treasurer