Form 10-Q
period 1999-09-30
LAUREL CAPITAL GROUP INC
filed 1999-11-15
CIK 892158

                       Securities and Exchange Commission
                            WASHINGTON, D. C.  20549



                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                  to
                              ------------------  -----------------

Commission File Number: 0-23101

                           LAUREL CAPITAL GROUP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                            25-1717451
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

      2724 Harts Run Road
  Allison Park, Pennsylvania                                      15101
-------------------------------                                ----------
(Address of principal executive office)                        (Zip Code)

Registrant's telephone number including area code:  (412) 487-7404


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

                 Class:  Common stock, par value $.01 per share
                 Outstanding at November 1, 1999:  2,141,506 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX



                                                                            PAGE
                                                                            ----


Part I - Financial Information
------------------------------

Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Financial Condition as of                1
          September 30, 1999 and June 30, 1999

          Consolidated Statements of Operations for the Three                 2
          Months Ended September 30, 1999 and 1998

          Consolidated Statement of Stockholders' Equity for the              3
          Three Months Ended September 30, 1999

          Consolidated Statements of Cash Flows for the Three                 4
          Months Ended September 30, 1999 and 1998

          Notes to Unaudited Consolidated Financial Statements              5-9

Item 2.   Management's Discussion and Analysis of Financial               10-15
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         16

Part II - Other Information
---------------------------

          Item 1.  Legal Proceedings                                         16

          Item 2.  Changes in Securities and Use of Proceeds                 16

          Item 3.  Defaults upon Senior Securities                           16

          Item 4.  Submission of Matters to a Vote of                        16
                   Security Holders

          Item 5.  Other Information                                         16

          Item 6.  Exhibits and Reports on Form 8-K                          16


Signatures                                                                   17

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                                        September 30,           June 30,
                                                                                                 1999               1999
------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)
        ASSETS


Cash                                                                                      $  1,270              $    690
Money market investments                                                                        --                 3,711
Interest-earning deposits with other institutions                                            1,752                 7,710
Investment securities available for sale                                                    36,615                35,549
Investment securities held to maturity  (market value of $20,544 and $12,224)               20,937                12,439
Mortgage-backed securities available for sale                                               12,023                11,868
Mortgage-backed securities held to maturity (market value of $718 and $1,074)                  717                 1,072
Loans receivable, held for sale                                                              1,433                 1,562

Loans receivable, net of unearned discounts of $1 and $2                                   154,235               153,256
Allowance for loan losses                                                                   (1,860)               (1,866)
------------------------------------------------------------------------------------------------------------------------

        Loans receivable, net                                                              152,375               151,390

Federal Home Loan Bank Stock                                                                 1,277                 1,277
Real estate owned                                                                              340                   377
Accrued interest receivable:
        Loans                                                                                  831                   846
        Interest-earning deposits and investments                                              540                   492
        Mortgage-backed securities                                                              71                    71

Office properties and equipment, net of accumulated depreciation                             1,476                 1,458
Prepaid expenses and sundry assets                                                           1,216                   962
------------------------------------------------------------------------------------------------------------------------
                      Total Assets                                                        $232,873              $231,474
========================================================================================================================

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

        Savings deposits                                                                  $181,804              $182,118
        FHLB Advances                                                                       23,128                20,029
        Advance deposits by borrowers for taxes and insurance                                1,013                 3,020
        Accrued interest payable                                                             1,435                   500
        Accrued income taxes                                                                   582                   294
        Other accrued expenses and sundry liabilities                                          886                   983
------------------------------------------------------------------------------------------------------------------------
                      Total Liabilities                                                    208,848               206,944
------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

        Common stock,  $.01 par value; 5,000,000
           shares authorized;  2,324,665 and 2,324,298 shares
           issued, respectively                                                                 23                    23
        Additional paid-in capital                                                           5,199                 5,197
        Treasury stock, at cost (183,020 and 152,120 shares)                                (2,746)               (2,270)
        Retained earnings                                                                   22,538                22,070
        Accumulated other comprehensive loss, net of tax                                      (667)                 (190)
        Stock held in deferred compensation trust                                             (322)                 (300)
------------------------------------------------------------------------------------------------------------------------
                      Total Stockholders' Equity                                            24,025                24,530
------------------------------------------------------------------------------------------------------------------------
                      Total Liabilities and Stockholders' Equity                          $232,873              $231,474
========================================================================================================================

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

             For the Three Months Ended September 30, 1999 and 1998
                      (In thousands, except per share data)


                                                                                    Three months ended
                                                                                       September 30,
                                                                         --------------------------------------
                                                                               1999                  1998
                                                                         ----------------       ---------------
Interest Income:
       Loans                                                                     $2,908                $3,002
       Mortgage-backed securities                                                   217                   210
       Investments                                                                  869                   660
       Interest-earning deposits                                                     25                   101
                                                                         ----------------       ---------------
               Total interest income                                              4,019                 3,973

Interest expense:
       Savings deposits                                                           1,767                 1,808
       Borrowings                                                                   272                   234
                                                                         ----------------       ---------------
               Total interest expense                                             2,039                 2,042
                                                                         ----------------       ---------------
Net interest income before provision
       for loan losses                                                            1,980                 1,931
Provision for loan losses                                                             5                     4
                                                                         ----------------       ---------------
Net interest income after provision
       for loan losses                                                            1,975                 1,927
                                                                         ----------------       ---------------

Other income:
       Service charges                                                              135                   153
       Net gain on sale of investments and
               mortgage-backed securities available for sale                         --                    66
       Gain on the sale of loans held for sale                                        7                     8
       Other operating income                                                        61                    52
                                                                         ----------------       ---------------
               Total other income                                                   203                   279
                                                                         ----------------       ---------------

Operating expenses:
       Compensation, payroll taxes and
               fringe benefits                                                      464                   469
       Premises and occupancy costs                                                 151                   122
       Federal insurance premiums                                                    26                    26
       Net loss on real estate owned                                                 40                     4
       Data processing expense                                                       52                    50
       Professional fees                                                             40                    84
       Other operating expenses                                                     227                   209
                                                                         ----------------       ---------------
               Total operating expenses                                           1,000                   964
                                                                         ----------------       ---------------
Income before income taxes                                                        1,178                 1,242
                                                                         ----------------       ---------------


Provision for income taxes:
       Federal                                                                      304                   352
       State                                                                         59                    85
                                                                         ----------------       ---------------
               Total income taxes                                                   363                   437
                                                                         ----------------       ---------------

               Net income                                                        $  815                $  805
                                                                         ================       ===============

Earnings per share
               Basic                                                             $ 0.38                $ 0.37
                                                                         ================       ===============
               Diluted                                                           $ 0.36                $ 0.35
                                                                         ================       ===============

Dividends per share                                                              $ 0.16                $ 0.15
                                                                         ================       ===============


      See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                  For the Three Months Ended September 30, 1999
                                 (In thousands)


                                                                                 Accumulated
                                                                                       Other    Stock Held in
                                           Additional                          Comprehensive         Deferred              Total
                                Common        Paid-in   Treasury    Retained          Income     Compensation      Stockholders'
                                 Stock        Capital      Stock    Earnings      Net of Tax            Trust             Equity
                                -------   ------------  ---------   ---------  --------------   --------------   ----------------

Balance, June 30, 1999             $23         $5,197    ($2,270)    $22,070           ($190)           ($300)           $24,530

Comprehensive income:
       Net income                   --             --         --         815              --               --                815
       Other comprehensive loss,
            net of tax $(246)       --             --         --          --            (477)              --               (477)
                                -------   ------------  ---------   ---------  --------------   --------------   ----------------

Total comprehensive income          --             --         --         815            (477)              --                338

Stock options exercised
     (367 shares)                   --              2         --          --              --               --                  2

Dividends on common stock
     at $0.16 per share             --             --         --        (347)             --               --               (347)

Treasury stock purchased            --             --       (476)         --              --               --               (476)

Net purchase of stock in
     deferred compensation trust    --             --         --          --              --              (22)               (22)
                                -------   ------------  ---------   ---------  --------------   --------------   ----------------
Balance, September 30, 1999        $23         $5,199    ($2,746)    $22,538           ($667)           ($322)           $24,025
                                =======   ============  =========   =========  ==============   ==============   ================

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

             For the Three Months Ended September 30, 1999 and 1998
                                 (In thousands)


                                                                                                    1999               1998
---------------------------------------------------------------------------------------------------------------------------
Net income:                                                                                     $    815           $    805
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                                          47                 37
                Provision for loan losses                                                              5                  4
                Net loss on sale of real estate owned                                                 29                  2
                Net gain on sale of investment securities available for sale                          --                (66)
                Gain on the sale of loans held for sale                                               (7)                (8)
                Amortization of deferred loan fees                                                   (35)               (35)
                Origination of loans held for sale                                                  (297)              (303)
                Proceeds from sale of loans held for sale                                            433                406
                (Increase) decrease in accrued interest receivable                                   (33)                17
                Increase in accrued interest payable                                                 935                977
                Other - net                                                                          194                 91
---------------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                            2,086              1,927
---------------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                                          (8,494)            (1,000)
      Purchase of investment securities available for sale                                        (1,793)            (3,063)
      Purchase of mortgage-backed securities held to maturity                                         --             (1,011)
      Purchase of mortgage-backed securities available for sale                                   (1,000)                --
      Proceeds from maturities of investment securities held to maturity                              --              3,000
      Proceeds from maturities of mortgage-backed securities held to maturity                         --              2,000
      Proceeds from sale of investment securities available for sale                                  --              1,394
      Principal repayments of investment and
         mortgage-backed securities available for sale                                               807                975
      Principal repayments of investment and
         mortgage-backed securities held to maturity                                                 355                 16
      Increase in loans                                                                             (955)            (1,096)
      Proceeds from sale of real estate owned                                                         13                 79
      Net additions to office properties and equipment                                               (65)               (13)
---------------------------------------------------------------------------------------------------------------------------
                              Net cash used by investing activities                              (11,132)             1,281
---------------------------------------------------------------------------------------------------------------------------
Financing activities:
      Net decrease in demand and club accounts                                                      (468)              (836)
      Net increase in time deposit accounts                                                          154              1,220
      Net increase (decrease) in FHLB advances                                                     3,099                 (1)
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                                  (2,007)            (1,983)
      Stock options exercised                                                                          2                121
      Acquisition of treasury stock                                                                 (476)                --
      Dividends paid                                                                                (347)              (330)
---------------------------------------------------------------------------------------------------------------------------
                              Net cash provided by financing activities                              (43)            (1,809)
---------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                           (9,089)             1,399
Cash and cash equivalents at beginning of period                                                  12,111             11,377
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $  3,022           $ 12,776
---------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------------------------------
      Cash paid during the period for:
                Interest on savings deposits                                                    $    832           $    831
                Interest on FHLB advances                                                            286                236
                Income taxes                                                                          76                 85
      Transfer of loans to real estate owned                                                          --                 --

      Cash paid during the period for interest includes interest credited on deposits of $627 and $629 for the three months ended September 30, 1999 and 1998, respectively
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1999 AND JUNE 30, 1999


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1999. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 1999 Annual Report to Stockholders for the year ended June 30, 1999. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE
------------------


The following table sets forth the computation of basic and diluted earnings per share:

                                                                               Three Months Ended
                                                                                  September 30,
                                                                              1999             1998
                                                                        ---------------- ----------------
Basic earnings per share:
   Net income                                                             $      815          $      805
   Weighted average shares outstanding                                     2,158,628           2,202,104
   Earnings per share                                                     $     0.38          $     0.37

Diluted earnings per share:
   Net income                                                             $      815          $      805
   Weighted average shares outstanding                                     2,158,628           2,202,104
   Dilutive effect of employee
      stock options                                                           88,691             119,022
                                                                           ----------          ----------

   Diluted weighted shares outstanding                                     2,247,319           2,321,126
   Earnings per share                                                     $     0.36          $     0.35


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


COMPREHENSIVE INCOME
--------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended September 30, 1999 and 1998, the Company's total comprehensive income was $338 and $1,060, respectively. Total comprehensive income is comprised of net income of $815 and $805, respectively, and other comprehensive income (loss) of $(477) and $255, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.


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

(3)  INVESTMENT AND MORTGAGE-BACKED SECURITIES
     -----------------------------------------

     Investment securities available for sale are comprised of the following:


                                                           Amortized              Gross Unrealized                 Fair
                                                                Cost            Gains           Losses            Value
                                                      -----------------------------------------------------------------------------

     At September 30, 1999:
        Municipal obligations                                $19,911          $   155          $ 1,113          $18,953
        FNMA preferred stock                                     250                9               --              259
        FHLMC preferred stock                                    250                7               --              257
        FNMA common stock                                        582               65               20              627
        FHLMC  common stock                                      481               61               22              520
        SLM Student Loan Trust                                   719               16               --              735
        Standard Insurance Company stock                           4               --               --                4
        Shay Financial Services
            ARMs Fund                                         15,444               --              184           15,260
                                                      -----------------------------------------------------------------------------
                                                              37,641              313            1,339           36,615

        Mortgage-backed securities available for sale         12,008              105               90           12,023
                                                      -----------------------------------------------------------------------------
                Total                                        $49,649          $   418          $ 1,429          $48,638
                                                      -----------------------------------------------------------------------------


     At September 30, 1999, the contractual maturities of the debt securities      Amortized             Fair
        available for sale are:                                                         Cost            Value
                                                                                   ---------------------------

        Due after five years through ten years                                       $   719          $   735
        Due after ten years                                                           19,911           18,953
                                                                                   ---------------------------

                Total                                                                $20,630          $19,688
                                                                                   ===========================


        Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock, Standard Insurance Company stock and the Shay Financial Services ARMs Fund have no stated maturity.

     Note: There were no sales of investment securities available for sale during the three months ended September 30, 1999. Gross realized gains of $66 were recorded during the three months ended
           September 30, 1998 on the. sale of such securities. Proceeds from the sale of investments available for sale during the three months ended September 30, 1998 were $1,394.




     Investment and mortgage-backed securities held to maturity are comprised of the following:

                                                   Amortized               Gross Unrealized                Fair
                                                        Cost            Gains           Losses            Value
                                                   --------------------------------------------------------------------------------

     At September 30, 1999:
        Corporate notes and commercial paper         $20,937          $     7          $   400          $20,544
        Mortgage-backed securities                       717                3                2              718
                                                   --------------------------------------------------------------------------------
             Total                                   $21,654          $    10          $   402          $21,262
                                                   --------------------------------------------------------------------------------


     At September 30, 1999, the contractual maturities of the debt securities   Amortized             Fair
        held to maturity are:                                                        Cost            Value
                                                                               ---------------------------
        Due after one year through five years                                     $ 1,499          $ 1,473
        Due after five years through ten years                                      3,499            3,428
        Due after ten years                                                        15,939           15,643
                                                                               ---------------------------

             Total                                                                $20,937          $20,544
                                                                               ===========================


        Mortgage-backed securities have various contractual maturity dates.  Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)      LOANS RECEIVABLE
         ----------------

              Loans receivable are comprised of the following:

                                                                                    September 30,                 June 30,
                                                                                             1999                     1999
---------------------------------------------------------------------------------------------------------------------------
     First mortgage loans:
           1 to 4 family dwellings                                                       $112,261                 $112,295
           Multi-family dwellings                                                           1,580                    1,612
           Commercial                                                                       5,396                    5,375
           Guaranteed or insured                                                               38                       39
           Construction and development loans                                               2,860                    2,268
---------------------------------------------------------------------------------------------------------------------------
                                                                                          122,135                  121,589
     Consumer loans:
           Home improvement loans (net of unearned
               discounts of $1 and $2)                                                         13                       21
           Loans secured by savings accounts                                                  212                      276
           Commercial loans                                                                 1,361                      941
           Installment loans                                                               32,613                   31,802
---------------------------------------------------------------------------------------------------------------------------
                                                                                           34,199                   33,040
---------------------------------------------------------------------------------------------------------------------------
     Loans receivable, net of unearned discounts                                          156,334                  154,629
     Less: Allowance for loan losses                                                       (1,860)                  (1,866)
           Loans in process                                                                (1,763)                    (987)
           Deferred loan fees                                                                (336)                    (386)
---------------------------------------------------------------------------------------------------------------------------
     Loans receivable, net                                                               $152,375                 $151,390
===========================================================================================================================

Changes in the allowance for loan losses for the three months ended September 30, 1999 and 1998 are as follows:

                                                                                           Fiscal                   Fiscal
                                                                                             2000                     1999
---------------------------------------------------------------------------------------------------------------------------

Balance at beginning of the fiscal year                                                    $1,866                   $1,852
Provision for losses                                                                            5                        4
Charge-offs                                                                                   (13)                     (24)
Recoveries                                                                                      2                       13
---------------------------------------------------------------------------------------------------------------------------
Balance at September 30,                                                                   $1,860                   $1,845
===========================================================================================================================


        At September 30, 1999, the recorded investment in loans that are considered to be impaired under SFAS 114 was $295. Included in this amount is $89 of impaired loans for which the related allowance for loan losses is $3, and $206 of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the three months ended September 30, 1999 was approximately $288. For the three months ended September 30, 1999, the Company recognized interest income on those impaired loans of $2 which was recognized using the cash basis method of income recognition.

                                                                                                September 30,
                                                                                        1999                     1998
                                                                                    --------------------------------------
         Non-accrual loans                                                              $566                     $534
         Non-accrual loans as a percent of total loans                                  0.37 %                   0.35 %


------------------------------------------
         All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA                                                At September 30,
                                                              1999               1998
                                                              ----               ----
                                                       (In thousands except per share data)
                                                       ------------------------------------
                                                                   (Unaudited)


Total assets                                               $232,873          $221,369
Money market investments                                         --             3,581
Interest-earning deposits with other institutions             1,752             8,494
Investment securities available for sale                     36,615            27,688
Investment securities held to maturity                       20,937            10,005
Mortgage-backed securities available for sale                12,023            10,555
Mortgage-backed securities held to maturity                     717             2,046
Loans receivable held for sale                                1,433             1,538
Loans receivable, net                                       152,375           152,251
Savings deposits                                            181,804           175,774
FHLB advances                                                23,128            17,032
Retained earnings                                            22,538            20,675
Stockholders' equity                                         24,025            24,561
Stockholders' equity per share                             $  11.22          $  11.13



STATISTICAL PROFILE                                              Three months ended
                                                                    September 30,
                                                              ----------------------
                                                               1999              1998
                                                               ----              ----


Average yield earned on all interest-earning assets            7.11 %            7.31 %
Average rate paid on all interest-bearing liabilities          4.16              4.38
Average interest rate spread                                   2.95              2.93
Net yield on average interest-earning assets                   3.50              3.55
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                   116.19            117.43
Return on average assets (1)                                   1.41              1.45
Return on average equity (1)                                  13.41             13.46
Average equity to average assets                              10.48             10.79



-----------------------------------------------------
(1) Amounts are annualized .

         COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30,1999 AND 1998


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended September 30, 1999 was $815,000 compared to $805,000 for the same period in the prior year. The increase of $10,000 or 1.2% was primarily the result of a $74,000 or 16.9% decrease in income tax expense and a $49,000 or 2.5% increase in net interest income partially offset by a decrease of $76,000 or 27.2% in other income and an increase of $36,000 or 3.7% in other operating expenses. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $49,000 or 2.5% during the three months ended September 30, 1999 as compared to the same period of the prior year. The increase was primarily due to a $13.7 million or 30.9% increase in the average outstanding balance of investment securities for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. Also contributing to the increase in net interest income was an increase in the average interest rate spread from 2.93% for the quarter ended September 30, 1998 to 2.95% for the quarter ended September 30, 1999. These increases were partially offset by a $760,000 or 2.4% decrease in the average outstanding balance of net earning assets for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.

Interest income on loans receivable and loans held for sale decreased by $94,000 or 3.1% during the three months ended September 30, 1999 as compared to the same period in the prior year. The average outstanding balance of loans receivable decreased by $812,000 or .5% for the quarter ended September 30, 1999 as compared to the same period in the prior year. In addition, the average yield on loans receivable decreased from 7.86% for the quarter ended September 30, 1998 to 7.66% for the quarter ended September 30, 1999. The decrease in the average outstanding balance of loans receivable was due to a $5.7 million or 4.6% decrease in the average outstanding balance of mortgage loans which was partially offset by a $4.9 million or 16.9% increase in the average outstanding balance of consumer loans. The decrease in the average yield was primarily due to lower market interest rates. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale increased by $7,000 or 3.3% during the quarter ended September 30, 1999 as compared to the September 30, 1998 quarter. This increase was primarily due to a $1.2 million or 9.9% increase in the average outstanding balance of mortgage-backed securities during the quarter ended September 30, 1999 as compared to the September 30, 1998 quarter. This increase was partially offset by a decrease in the average yield on mortgage-backed securities from 7.03% for the quarter ended September 30, 1998 to 6.61% for the quarter ended September 30, 1999. At September 30, 1999, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $15,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 6.81% at September 30, 1999. Rising interest rates would reduce the unrealized gains in this portfolio if the fixed rate securities are not sold. The mortgage-backed securities held to maturity portfolio consists of two adjustable-rate and one fixed-rate collateralized mortgage obligations (CMO's) with an average yield of 6.02% at September 30, 1999. At September 30, 1999, the Bank's portfolio of mortgage-backed securities held to maturity had net unrealized gains of $1,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale increased during the three months ended September 30, 1999 by $209,000 or 31.7% from the comparable period in 1998, primarily due to a $13.7 million or 30.9% increase in the average outstanding balance of such securities for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. In addition, the average yield on investment securities increased from 5.90% for the quarter ended September 30, 1998 to 5.94% for the quarter ended September 30, 1999. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At September 30, 1999, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized losses of $1.0 million and $393,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits decreased during the three months ended September 30, 1999 by $76,000 or 75.3% from the comparable period in 1998. This decrease was primarily due to a decrease of $5.3 million or 72.3% in the average outstanding balance of interest-earning deposits for the quarter ended September 30, 1999 as compared to the September 30, 1998 quarter. The average yield on interest-earning deposits decreased from 5.46% for the quarter ended September 30, 1998 to 4.88% for the quarter ended September 30, 1999.

Interest expense on interest-bearing deposits decreased by $41,000 or 2.3% for the quarter ended September 30, 1999, compared to the same period in 1998. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.27% for the three months ended September 30, 1998 to 4.02% for the three months ended September 30, 1999. This decrease was partially offset by a $6.4 million or 3.8% increase in the average outstanding balance of such deposits during the three months ended September 30, 1999 as compared to the same period of the prior year.

Interest expense on borrowings increased $38,000 or 16.2% for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 due to a $3.1 million or 18.4% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings decreased from 5.45% for the quarter ended September 30, 1998 to 5.35% for the quarter ended September 30, 1999.

PROVISION FOR LOAN LOSSES. The Bank provided $5,000 and $4,000 to its allowance for loan losses for the quarters ended September 30, 1999 and 1998, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At both September 30, 1999 and 1998, the Bank's allowance for loan losses amounted to $1.9 million or 1.2% of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended September 30, 1999. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 1999. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income decreased by $76,000 or 27.2% to $203,000 for the quarter ended September 30, 1999 as compared to the same period in 1998. This was primarily due to a $66,000 decrease in net gains on the sale of investments available for sale and a $18,000 decrease in fees and service charges partially offset by a $9,000 increase in other operating income.

OPERATING EXPENSES. Total operating expenses increased by $36,000 or 3.7% during the quarter ended September 30, 1999 as compared to the comparable quarter in 1998. This increase was primarily due to a $36,000 increase in net real estate owned expense, a $29,000 increase in premises and occupancy expense and a $18,000 increase in other operating expenses. These increases were partially offset by a decrease of $44,000 in professional fees and a $5,000 decrease in compensation and benefits expense. The decrease in professional fees was primarily due to a decrease in legal fees incurred in litigation brought by the Bank against another financial institution.

INCOME TAX EXPENSE. Income tax expense decreased by $74,000 for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998 primarily as a result of a decrease in the effective tax rate from 35.2% for the 1998 quarter to 30.8% for the 1999 quarter. This decrease was primarily due to increased purchases of non-taxable municipal obligations by the Company during the past year.

YEAR 2000.

The Company outsources its primary data processing functions. A challenging problem exists as the millennium ("year 2000") or ("Y2K") approaches as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter.

The Company has established a management committee to identify all of its functions potentially affected by the year 2000 with emphasis placed on "mission critical" functions. Due to the critical issues of the Y2K problem, quarterly reports are made to Company's Board of Directors detailing the progress made in preparing for the year 2000. The Committee developed a Year 2000 Plan to ensure the re-programming or replacement of the affected systems. The plan was developed using recommended guidance provided by the Company's primary regulator and encompasses five phases: awareness, assessment, renovation, validation and implementation. These phases have enabled the Company to identify problem areas, develop appropriate plans for action and ensure adequate testing of the affected systems to validate the Company's readiness for the year 2000.

As part of its Year 2000 Plan, the Company has developed a Business Resumption Contingency Plan to address actions to be taken in the event a mission critical system fails to perform in a normal manner due to a system or supplier failure. In addition to regulatory reviews, the Company's Year 2000 plan has been reviewed by an independent third party and found to be appropriate.

The Company has also contacted its largest borrowers to determine the extent they may be materially affected by potential year 2000 problems. To date, the Company has received confirmations from its mission critical vendors that corrections have been made and testing has been completed to address the issues associated with the year 2000 problem.

During the fourth quarter of fiscal 1999, the Company completed the replacement of various hardware and software components at a cost of approximately $300,000 that will be depreciated over future periods. In addition, the Company has begun to address the potential liquidity risks posed by the year 2000 and believes it has adequate alternative funding sources available to adequately serve the needs of its customers.

The Company does not anticipate that the year 2000 issue will pose any significant operational problems or will have any material impact on its results of operations. However, the failure of external power or telecommunication suppliers may have a material impact on the operations of the Company.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $1.4 million or .6% from June 30, 1999 to September 30, 1999. The largest increases were a $8.5 million increase in investment securities held to maturity, a $1.1 million increase in investment securities available for sale and a $985,000 increase in loans receivable, net. These increases were partially offset by a $6.0 million decrease in interest-earning deposits with other institutions and a $3.7 million decrease in money market investments. The largest components of change in liabilities were a $3.1 million increase in FHLB advances and a $935,000 increase in accrued interest payable partially offset by a $2.0 million decrease in advance deposits by borrowers for taxes and insurance.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I
(Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 1999, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 10.13% and 19.47%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 1999.

                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                        -------       -------      -------
                                           (Dollar amounts in thousands)


Equity Capital (1)                      $23,524       $23,524      $23,524
Less unrealized securities gains              -             -            -
Plus general valuation allowances (2)         -             -        1,617
                                        -------       -------       ------
   Total regulatory capital              23,524        23,524       25,141
Minimum required capital                  9,291         5,174       10,347
                                        -------       -------       ------
   Excess regulatory capital            $14,233       $18,350      $14,794
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $11,614       $ 7,746      $12,910
                                        =======       =======      =======

Regulatory capital as a percentage (3)    10.13%        18.22%       19.47%
Minimum required capital percentage        4.00          4.00         8.00
                                        -------       -------       ------
   Excess regulatory capital percentage    6.13%        14.22%       11.47%
                                        =======       =======      =======

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                        =======       =======      =======

---------------------------------------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended September 30, 1999.
(2) Limited to 1.25% of risk adjusted assets.
(3) Tier I capital is calculated as a percentage of adjusted total assets of $232,273. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $129,099.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1999 Annual Report to Stockholders. There has been no material change in the Company's asset and liability position or market value of portfolio equity since June 30, 1999.


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


Date: November 15, 1999