Form 10-Q
period 1999-12-31
LAUREL CAPITAL GROUP INC
filed 2000-02-14
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  December 31, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                  to
                               ----------------    ----------------

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

                  Class: Common stock, par value $.01 per share
                  Outstanding at February 1, 2000: 2,133,602 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX


                                                                                               PAGE
                                                                                               ----
Part I - Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of                   .....      1
                  December 31, 1999 and June 30, 1999

                  Consolidated Statements of Operations for the Three                    .....      2
                  and Six Months Ended December 31, 1999 and 1998

                  Consolidated Statement of Stockholders' Equity for the                 .....      3
                  Six Months Ended December 31, 1999

                  Consolidated Statements of Cash Flows for the Six                      .....      4
                  Months Ended December 31, 1999 and 1998

                  Notes to Unaudited Consolidated Financial Statements                   .....    5-9

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

Part II - Other Information

                  Item 1.  Legal Proceedings                                             .....     18

                  Item 2.  Changes in Securities and Use of Proceeds                     .....     18

                  Item 3.  Defaults Upon Senior Securities                               .....     18

                  Item 4.  Submission of Matters to a Vote of Security Holders           .....  18-19

                  Item 5.  Other Information                                             .....     19

                  Item 6.  Exhibits and Reports on Form 8-K                              .....     19


Signatures                                                                               .....     20

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                                   December 31,           June 30,
                                                                                           1999               1999
-------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
     ASSETS

Cash                                                                                   $  1,796           $    690
Money market investments                                                                     --              3,711
Interest-earning deposits with other institutions                                         5,234              7,710
Investment securities available for sale                                                 37,751             35,549
Investment securities held to maturity  (market value of $18,185 and $12,224)            18,985             12,439
Mortgage-backed securities available for sale                                            11,488             11,868
Mortgage-backed securities held to maturity (market value of $500 and $1,074)               501              1,072
Loans receivable, held for sale                                                           1,304              1,562

Loans receivable, net of unearned discounts of $1 and $2                                155,666            153,256
Allowance for loan losses                                                                (1,856)            (1,866)
-------------------------------------------------------------------------------------------------------------------

     Loans receivable, net                                                              153,810            151,390

Federal Home Loan Bank Stock                                                              1,281              1,277
Real estate owned                                                                           523                377
Accrued interest receivable:
     Loans                                                                                  796                846
     Interest-earning deposits and investments                                              635                492
     Mortgage-backed securities                                                              68                 71

Office properties and equipment, net of accumulated depreciation                          1,437              1,458
Prepaid expenses and sundry assets                                                        1,242                962
-------------------------------------------------------------------------------------------------------------------

               Total Assets                                                            $236,851           $231,474
===================================================================================================================


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Savings deposits                                                                  $186,829           $182,118
     FHLB Advances                                                                       22,427             20,029
     Advance deposits by borrowers for taxes and insurance                                2,066              3,020
     Accrued interest payable                                                               514                500
     Accrued income taxes                                                                   116                294
     Other accrued expenses and sundry liabilities                                          863                983
-------------------------------------------------------------------------------------------------------------------

               Total Liabilities                                                        212,815            206,944
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

     Common stock,  $.01 par value; 5,000,000
        shares authorized;  2,328,822 and 2,324,298 shares
        issued, respectively                                                                 23                 23
     Additional paid-in capital                                                           5,220              5,197
     Treasury stock, at cost (192,720 and 152,120 shares)                                (2,881)            (2,270)
     Retained earnings                                                                   23,001             22,070
     Accumulated other comprehensive loss, net of tax                                      (949)              (190)
     Stock held in deferred compensation trust                                             (378)              (300)
-------------------------------------------------------------------------------------------------------------------

               Total Stockholders' Equity                                                24,036             24,530
-------------------------------------------------------------------------------------------------------------------

               Total Liabilities and Stockholders' Equity                              $236,851           $231,474
===================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

         For the Three and Six Months Ended December 31, 1999 and 1998
                     (In thousands, except per share data)


                                                                   Three months ended        Six months ended
                                                                       December 31,            December 31,
                                                                  -------------------       ------------------
                                                                   1999         1998         1999         1998
                                                                  ------       ------       ------       ------
     Interest Income:
         Loans                                                    $2,928       $2,960       $5,836       $5,962
         Mortgage-backed securities                                  206          200          424          410
         Investments                                                 899          613        1,767        1,273
         Interest-earning deposits                                    20          111           45          212
                                                                  ------       ------       ------       ------

              Total interest income                                4,053        3,884        8,072        7,857

     Interest expense:
         Savings deposits                                          1,794        1,784        3,561        3,592
         Borrowings                                                  288          238          560          472
                                                                  ------       ------       ------       ------

              Total interest expense                               2,082        2,022        4,121        4,064
                                                                  ------       ------       ------       ------

     Net interest income before provision
         for loan losses                                           1,971        1,862        3,951        3,793
     Provision for loan losses                                         4            5            9            9
                                                                  ------       ------       ------       ------

     Net interest income after provision
         for loan losses                                           1,967        1,857        3,942        3,784
                                                                  ------       ------       ------       ------

     Other income:
         Service charges                                             137          150          272          303
         Net gain on sale of investments and
              mortgage-backed securities available for sale          159           --          225           --
         Gain on the sale of loans held for sale                       4            6           11           14
         Other operating income                                       60           47          121           99
                                                                  ------       ------       ------       ------

              Total other income                                     201          362          404          641
                                                                  ------       ------       ------       ------

     Operating expenses:
         Compensation, payroll taxes and
              fringe benefits                                        470          433          934          902
         Premises and occupancy costs                                137          111          288          233
         Federal insurance premiums                                   27           26           53           52
         Net loss on real estate owned                                 0           12           40           16
         Data processing expense                                      52           59          104          109
         Professional fees                                            75           49          115          133
         Other operating expenses                                    237          263          464          472
                                                                  ------       ------       ------       ------

              Total operating expenses                               998          953        1,998        1,917
                                                                  ------       ------       ------       ------

     Income before income taxes                                    1,170        1,266        2,348        2,508
                                                                  ------       ------       ------       ------


     Provision for income taxes:
         Federal                                                     309          355          613          707
         State                                                        56           86          115          171
                                                                  ------       ------       ------       ------

              Total income taxes                                     365          441          728          878
                                                                  ------       ------       ------       ------


              Net income                                          $  805       $  825       $1,620       $1,630
                                                                  ======       ======       ======       ======

     Earnings per share
              Basic                                               $ 0.38       $ 0.38       $ 0.75       $ 0.74
                                                                  ======       ======       ======       ======

              Diluted                                             $ 0.36       $ 0.36       $ 0.73       $ 0.71
                                                                  ======       ======       ======       ======

     Dividends per share                                          $ 0.16       $ 0.15       $ 0.32       $ 0.30
                                                                  ======       ======       ======       ======

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                   For the Six Months Ended December 31, 1999
                                 (In thousands)


                                                                                    Accumulated
                                                                                          Other     Stock Held in
                                            Additional                            Comprehensive          Deferred            Total
                                  Common       Paid-in     Treasury     Retained         Income      Compensation    Stockholders'
                                   Stock       Capital        Stock     Earnings     Net of Tax             Trust           Equity
                                  ------    ----------     --------     --------  -------------     -------------    -------------
Balance, June 30, 1999               $23        $5,197      $(2,270)     $22,070          $(190)            $(300)         $24,530

Comprehensive income:
       Net income                     --            --           --        1,620             --                --            1,620
       Other comprehensive loss,
            net of tax $(391)         --            --           --           --           (759)               --             (759)
                                     ---        ------      -------      -------          -----             -----          -------

Total comprehensive income            --            --           --        1,620           (759)               --              861

Stock options exercised
     (4,524 shares)                   --            23           --           --             --                --               23

Dividends on common stock
     at $0.32 per share               --            --           --         (689)            --                --             (689)

Treasury stock purchased              --            --         (611)          --             --                --             (611)

Net purchase of stock in
     deferred compensation trust      --            --           --           --             --               (78)             (78)
                                     ---        ------      -------      -------          -----             -----          -------

Balance, December 31, 1999           $23        $5,220      $(2,881)     $23,001          $(949)            $(378)         $24,036
                                     ===        ======      =======      =======          =====             =====          =======

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

               For the Six Months Ended December 31, 1999 and 1998
                                 (In thousands)


                                                                                             1999              1998
--------------------------------------------------------------------------------------------------------------------
Net income:                                                                              $  1,620           $ 1,630
      Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                                                                        97                68
           Provision for loan losses                                                            9                 9
           Net loss on sale of real estate owned                                               29                15
           Net gain on sale of investment securities available for sale                        --              (225)
           Gain on the sale of loans held for sale                                            (11)              (14)
           Amortization of deferred loan fees                                                 (59)              (79)
           Origination of loans held for sale                                                (400)             (550)
           Proceeds from sale of loans held for sale                                          669               693
           (Increase) decrease in accrued interest receivable                                 (90)               46
           Increase in accrued interest payable                                                14               111
           Other - net                                                                       (223)             (255)
--------------------------------------------------------------------------------------------------------------------

                     Net cash provided by operating activities                              1,655             1,449
--------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                                   (9,537)           (5,451)
      Purchase of investment securities available for sale                                 (3,276)           (8,386)
      Purchase of mortgage-backed securities held to maturity                                  --            (1,011)
      Purchase of mortgage-backed securities available for sale                            (1,000)               --
      Proceeds from maturities of investment securities held to maturity                    3,000             8,000
      Proceeds from maturities of mortgage-backed securities available for sale               159                28
      Proceeds from sale of investment securities available for sale                           --             2,567
      Principal repayments of investment and
         mortgage-backed securities available for sale                                      1,085             1,923
      Principal repayments of investment and
         mortgage-backed securities held to maturity                                          571               183
      Increase in loans                                                                    (2,553)             (975)
      Proceeds from sale of real estate owned                                                  13                85
      Net additions to office properties and equipment                                        (76)              (18)
--------------------------------------------------------------------------------------------------------------------

                     Net cash used by investing activities                                (11,614)           (3,055)
--------------------------------------------------------------------------------------------------------------------

Financing activities:
      Net decrease in demand and club accounts                                                 (2)             (208)
      Net increase in time deposit accounts                                                 4,713             2,232
      Net increase (decrease) in FHLB advances                                              2,398             2,998
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                             (954)             (965)
      Stock options exercised                                                                  23               128
      Acquisition of treasury stock                                                          (611)             (317)
      Dividends paid                                                                         (689)             (659)
--------------------------------------------------------------------------------------------------------------------

                     Net cash provided by financing activities                              4,878             3,209
--------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                    (5,081)            1,603
Cash and cash equivalents at beginning of period                                           12,111            11,377
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                               $  7,030           $12,980
====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
           Interest on savings deposits                                                  $  3,547           $ 3,481
           Interest on FHLB advances                                                          612               469
           Income taxes                                                                       847               880
      Transfer of loans to real estate owned                                                  183                --

      Cash paid during the period for interest includes interest credited on deposits of $3,090 and $3,025 for the six months ended December 31, 1999 and 1998, respectively
====================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1999 AND JUNE 30, 1999


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1999. The results of operations for the three and six months ended December 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 1999 Annual Report to Stockholders for the year ended June 30, 1999. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended                       Six Months Ended
                                                        December 31,                            December 31,
                                                   1999              1998                 1999                1998
                                                -----------------------------          ------------------------------
Basic earnings per share:
   Net income                                   $      805         $      825          $    1,620          $    1,630
   Weighted average shares outstanding           2,140,190          2,193,210           2,150,518           2,196,410
   Earnings per share                           $     0.38         $     0.38          $     0.75          $     0.74

Diluted earnings per share:
   Net income                                   $      805         $      825          $    1,620          $    1,630
   Weighted average shares outstanding           2,140,190          2,193,210           2,150,518           2,196,410
   Dilutive effect of employee
      stock options                                 76,943            110,787              82,373             114,727
                                                ----------         ----------          ----------          ----------


   Diluted weighted shares outstanding           2,217,133          2,303,997           2,232,891           2,311,137
   Earnings per share                           $     0.36         $     0.36          $     0.73          $     0.71

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


COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the six months ended December 31, 1999 and 1998, the Company's total comprehensive income was $861 and $1,813, respectively. Total comprehensive income is comprised of net income of $1,620 and $1,630, respectively, and other comprehensive income (loss) of $(759) and $183, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.


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

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES

         Investment securities available for sale are comprised of the following:


                                                                    Amortized           Gross Unrealized            Fair
                                                                         Cost         Gains         Losses         Value
                                                                    ----------------------------------------------------
      AT DECEMBER 31, 1999:
           Municipal obligations                                      $21,198       $   120        $ 1,334       $19,984
           FNMA preferred stock                                           250            10             --           260
           FHLMC preferred stock                                          250            --             --           250
           FNMA common stock                                              582            63             21           624
           FHLMC  common stock                                            480            37             46           471
           SLM Student Loan Trust                                         681            16             --           697
           Standard Insurance Company stock                                 4            --             --             4
           Shay Financial Services ARMs Fund                           15,661            --            200        15,461
                                                                    ----------------------------------------------------

                                                                       39,106           246          1,601        37,751

           Mortgage-backed securities available for sale               11,571           103            186        11,488
                                                                    ----------------------------------------------------

                   Total                                              $50,677       $   349        $ 1,787       $49,239
                                                                    ====================================================

      At December 31, 1999, the contractual maturities of the debt securities                    Amortized          Fair
           available for sale are:                                                                    Cost         Value
                                                                                                 -----------------------
           Due after five years through ten years                                                  $   681       $   697
           Due after ten years                                                                      21,198        19,984
                                                                                                 -----------------------

                   Total                                                                           $21,879       $20,681
                                                                                                 =======================


         Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock, Standard Insurance Company stock and the Shay Financial Services ARMs Fund have no stated maturity.

         Note: There were no sales of investment securities available for sale during the six months ended December 31, 1999. Gross realized gains of $225 were recorded during the six months ended December 31, 1998 on the. sale of such securities. Proceeds from the sale of investments available for sale during the six months ended December 31, 1998 were $2,567.



         Investment and mortgage-backed securities held to maturity are comprised of the following:

                                                                    Amortized           Gross Unrealized            Fair
                                                                         Cost         Gains         Losses         Value
                                                                    ----------------------------------------------------
      AT DECEMBER 31, 1999:
           Corporate notes and commercial paper                       $18,985            $3           $803       $18,185
            Mortgage-backed securities                                    501             3              4           500
                                                                    ----------------------------------------------------

                   Total                                              $19,486            $6           $807       $18,685
                                                                    ====================================================

      At December 31, 1999, the contractual maturities of the debt securities                    Amortized          Fair
           held to maturity are:                                                                      Cost         Value
                                                                                                 -----------------------
           Due in less than one year                                                               $ 1,045       $ 1,045
           Due after one year through five years                                                     1,499         1,453
           Due after five years through ten years                                                    7,497         7,281
           Due after ten years                                                                       8,944         8,406
                                                                                                 -----------------------

                   Total                                                                           $18,985       $18,185
                                                                                                 =======================


         Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4) LOANS RECEIVABLE

         Loans receivable are comprised of the following:


                                                       December 31,         June 30,
                                                               1999             1999
           -------------------------------------------------------------------------
           First mortgage loans:
                 1 to 4 family dwellings                  $ 112,037        $ 112,295
                 Multi-family dwellings                       2,384            1,612
                 Commercial                                   5,258            5,375
                 Guaranteed or insured                           37               39
                 Construction and development loans           2,403            2,268
           -------------------------------------------------------------------------

                                                            122,119          121,589
           Consumer loans:
                 Home improvement loans (net of unearned
                     discounts of $1 and $2)                      9               21
                 Loans secured by savings accounts              225              276
                 Commercial loans                             1,362              941
                 Installment loans                           33,586           31,802
           -------------------------------------------------------------------------

                                                             35,182           33,040
           -------------------------------------------------------------------------

           Loans receivable, net of unearned discounts      157,301          154,629
           Less: Allowance for loan losses                   (1,856)          (1,866)
                     Loans in process                        (1,331)            (987)
                     Deferred loan fees                        (304)            (386)
           -------------------------------------------------------------------------

           Loans receivable, net                          $ 153,810        $ 151,390
           ==========================================================================


         Changes in the allowance for loan losses for the six months ended December 31, 1999 and 1998 are as follows:

                                                       Fiscal              Fiscal
                                                         2000                1999
       ---------------------------------------------------------------------------
       Balance at beginning of the fiscal year         $1,866              $1,852
       Provision for losses                                 9                   9
       Charge-offs                                        (27)                (29)
       Recoveries                                           8                  30
       ---------------------------------------------------------------------------

       Balance at December 31,                         $1,856              $1,862
       ===========================================================================



         At December 31, 1999, the recorded investment in loans that are considered to be impaired under SFAS 114 was $298. Included in this amount is $89 of impaired loans for which the related allowance for loan losses is $3, and $209 of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended December 31, 1999 was approximately $292. For the six months ended December 31, 1999, the Company recognized interest income on those impaired loans of $2 which was recognized using the cash basis method of income recognition.

                                                                                        December 31,
                                                                                   1999              1998
                                                                                  ------------------------
       Non-accrual loans                                                          $ 536             $ 596
       Non-accrual loans as a percent of total loans                               0.35%             0.39%

         --------------------------------

         All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA                                                     At December 31,
                                                                 1999                   1998
                                                                 -----                  ----
                                                           (In thousands except per share data)
                                                           ------------------------------------
                                                                        (Unaudited)

Total assets                                                  $236,851              $225,917
Money market investments                                            --                 3,626
Interest-earning deposits with other institutions                5,234                 8,313
Investment securities available for sale                        37,751                31,926
Investment securities held to maturity                          18,985                11,478
Mortgage-backed securities available for sale                   11,488                 9,532
Mortgage-backed securities held to maturity                        501                 1,879
Loans receivable held for sale                                   1,304                 1,504
Loans receivable, net                                          153,810               152,169
Savings deposits                                               186,829               177,414
FHLB advances                                                   22,427                20,031
Retained earnings                                               23,001                21,171
Stockholders' equity                                            24,036                24,675
Stockholders' equity per share                                $  11.25              $  11.17


STATISTICAL PROFILE                                                    Three months ended                     Six months ended
                                                                          December 31,                          December 31,
                                                                    -----------------------               -----------------------

                                                                     1999            1998                   1999            1998
                                                                     -----           -----                  ----            ----

Average yield earned on all interest-earning assets                   7.12%           7.13%                 7.12%           7.22%
Average rate paid on all interest-bearing liabilities                 4.20            4.34                  4.18            4.36
Average interest rate spread                                          2.92            2.79                  2.94            2.86
Net yield on average interest-earning assets                          3.46            3.42                  3.48            3.49
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                          115.74          117.84                115.96          117.64
Return on average assets (1)                                          1.38            1.48                  1.39            1.47
Return on average equity  (1)                                        13.37           13.55                 13.37           13.52
Average equity to average assets                                     10.29           10.93                 10.40           10.85

----------------------------

(1) Amounts are annualized.

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31,1999 AND 1998


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended December 31, 1999 was $805,000 compared to $825,000 for the same period in the prior year. The decrease of $20,000 or 2.4% was primarily the result of a $159,000 or 100.0% decrease in net gains on the sale of investments and mortgage-backed securities available for sale and a $45,000 or 4.7% increase in other operating expenses partially offset by an $109,000 or 5.9% increase in net interest income and a $76,000 or 17.2% decrease in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $109,000 or 5.9% during the three months ended December 31, 1999 as compared to the same period of the prior year. The increase was primarily due to a $15.5 million or 35.4% increase in the average outstanding balance of investment securities for the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. Also contributing to the increase in net interest income was an increase in the average interest rate spread from 2.79% for the quarter ended December 31, 1998 to 2.92% for the quarter ended December 31, 1999. These increases were partially offset by a $2.0 million or 6.2% decrease in the average outstanding balance of net earning assets for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998.

Interest income on loans receivable and loans held for sale decreased by $32,000 or 1.1% during the three months ended December 31, 1999 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.74% for the quarter ended December 31, 1998 to 7.59% for the quarter ended December 31, 1999. This decrease was partially offset by an $1.2 million or .8% increase in the average outstanding balance of loans receivable for the quarter ended December 31, 1999 as compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was due to a $4.3 million or 13.8% increase in the average outstanding balance of consumer loans which was partially offset by a $3.0 million or 2.5% decrease in the average outstanding balance of mortgage loans. The decrease in the average yield was primarily due to lower market interest rates preceding the period ended December 31, 1999. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale increased by $6,000 or 3.0% during the quarter ended December 31, 1999 as compared to the December 31, 1998 quarter. This increase was primarily due to a $507,000 or 4.3% increase in the average outstanding balance of mortgage-backed securities during the quarter ended December 31, 1999 as compared to the December 31, 1998 quarter. This increase was partially offset by a decrease in the average yield on mortgage-backed securities from 6.75% for the quarter ended December 31, 1998 to 6.70% for the quarter ended December 31, 1999. At December 31, 1999, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized losses of $83,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 6.83% at December 31, 1999. Rising interest rates would increase the unrealized losses in this portfolio if the fixed rate securities are not sold. The mortgage-backed securities held to maturity portfolio consists of two adjustable-rate and one fixed-rate collateralized mortgage obligations (CMO's) with an average yield of 6.07% at December 31, 1999. At December 31, 1999, the Bank's portfolio of mortgage-backed securities held to maturity had net unrealized losses of $1,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale increased during the three months ended December 31, 1999 by $286,000 or 46.7% from the comparable period in 1998, primarily due to a $15.5 million or 35.4% increase in the average outstanding balance of such securities for the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. In addition, the average yield on investment securities increased from 5.54% for the quarter ended December 31, 1998 to 6.00% for the quarter ended December 31, 1999. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At December 31, 1999, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized losses of $1.4 million and $801,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits decreased during the three months ended December 31, 1999 by $91,000 or 82.0% from the comparable period in 1998. This decrease was primarily due to a decrease of $7.5 million or 82.9% in the average outstanding balance of interest-earning deposits for the quarter ended December 31, 1999 as compared to the December 31, 1998 quarter. The average yield on interest-earning deposits increased from 4.84% for the quarter ended December 31, 1998 to 5.11% for the quarter ended December 31, 1999.

Interest expense on interest-bearing deposits increased by $10,000 or .6% for the quarter ended December 31, 1999, compared to the same period in 1998. The increase was primarily due to a $7.4 million or 4.4% increase in the average outstanding balance of such deposits during the three months ended December 31, 1999 as compared to the same period of the prior year. This increase was partially offset by a decrease in the average interest rate paid on savings deposits from 4.22% for the three months ended December 31, 1998 to 4.06% for the three months ended December 31, 1999.

Interest expense on borrowings increased $50,000 or 21.0% for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998 due to a $4.4 million or 25.4% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings decreased from 5.54% for the quarter ended December 31, 1998 to 5.32% for the quarter ended December 31, 1999.

PROVISION FOR LOAN LOSSES. The Bank provided $4,000 and $5,000 to its allowance for loan losses for the quarters ended December 31, 1999 and 1998, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At both December 31, 1999 and 1998, the Bank's allowance for loan losses amounted to $1.9 million or 1.2% of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended December 31, 1999. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 1999. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income decreased by $161,000 or 44.5% to $201,000 for the quarter ended December 31, 1999 as compared to the same period in 1998. This was primarily due to a $159,000 decrease in net gains on the sale of investments available for sale and a $13,000 decrease in fees and service charges partially offset by a $13,000 increase in other operating income. The decrease in net gains on the sale of investments available for sale was a result of no such securities being sold during the three months ended December 31, 1999.

OPERATING EXPENSES. Total operating expenses increased by $45,000 or 4.7% during the quarter ended December 31, 1999 as compared to the comparable quarter in 1998. This increase was primarily due to a $37,000 increase in compensation and benefits expense, a $26,000 increase in premises and occupancy expense and a $26,000 increase in professional fees. These increases were partially offset by a decrease of $26,000 other operating expenses, a $12,000 decrease in net real estate owned expense and a $7,000 decrease data processing expense. The increase in professional fees was primarily due to an increase in legal fees incurred in litigation brought by the Bank against another financial institution.

INCOME TAX EXPENSE. Income tax expense decreased by $76,000 for the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998 primarily as a result of a decrease in the effective tax rate from 34.8% for the 1998 quarter to 31.2% for the 1999 quarter. This decrease was primarily due to increased purchases of non-taxable municipal obligations by the Company during the past year.

          COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31,1999 AND 1998


GENERAL. The Company's net income for the six months ended December 31, 1999 was $1,620,000 compared to $1,630,000 for the same period in the prior year. The decrease of $10,000 or .6% was primarily the result of a $225,000 or 100.0% decrease in net gains on the sale of investments and mortgage-backed securities available for sale and a $81,000 or 4.2% increase in other operating expenses partially offset by an $158,000 or 4.2% increase in net interest income and a $150,000 or 17.1% decrease in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income increased by $158,000 or 4.2% during the six months ended December 31, 1999 as compared to the same period of the prior year. The increase was primarily due to a $14.6 million or 33.1% increase in the average outstanding balance of investment securities for the six months ended December 31, 1999 as compared to the six months ended December 31, 1998. Also contributing to the increase in net interest income was an increase in the average interest rate spread from 2.86% for the six months ended December 31, 1998 to 2.94% for the six months ended December 31, 1999. These increases were partially offset by a $1.4 million or 4.3% decrease in the average outstanding balance of net earning assets for the six months ended December 31, 1999 compared to the six months ended December 31, 1998.

Interest income on loans receivable and loans held for sale decreased by $126,000 or 2.1% during the six months ended December 31, 1999 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.78% for the six months ended December 31, 1998 to 7.60% for the six months ended December 31, 1999. This decrease was partially offset by a $210,000 or .1% increase in the average outstanding balance of loans receivable for the six months ended December 31, 1999 as compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was due to a $4.6 million or 15.3% increase in the average outstanding balance of consumer loans and a $4.4 million or 3.6% decrease in the average outstanding balance of mortgage loans. The decrease in the average yield was primarily due to lower market interest rates. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale increased by $14,000 or 3.4% during the six months ended December 31, 1999 as compared to the six months ended December 31, 1998. This increase was primarily due to an $845,000 or 7.1% increase in the average outstanding balance of mortgage-backed securities during the six months ended December 31, 1999 as compared to the six months ended December 31, 1998. The average yield on mortgage-backed securities decreased from 6.89% for the six months ended December 31, 1998 to 6.66% for the six months ended December 31, 1999. See "Comparison of the Three Months Ended December 31, 1999 and 1998 - Net Interest Income."

Interest income on investments held to maturity and investments available for sale increased during the six months ended December 31, 1999 by $494,000 or 38.8% from the comparable period in 1998, primarily due to a $14.6 million or 33.1% increase in the average outstanding balance of such securities for the six months ended December 31,1999 as compared to the six months ended December 31, 1998. In addition, the average yield on investment securities increased from 5.72% for the six months ended December 31, 1998 to 5.97% for the six months ended December 31, 1999. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the FHLB of Pittsburgh. See "Comparison of the Three Months Ended December 31, 1999 and 1998
- Net Interest Income."

Interest income on interest-earning deposits decreased during the six months ended December 31,1999 by $167,000 or 78.8% from the comparable period in 1998. This decrease was primarily due to a decrease of $6.4 million or 78.2% in the average outstanding balance of interest-earning deposits for the six months ended December 31, 1999 as compared to the same period in the prior year. The average yield on interest-earning deposits decreased from 5.12% for the six months ended December 31, 1998 to 4.98% for the six months ended December 31, 1999.

Interest expense on interest-bearing deposits decreased by $31,000 or .9% for the six months ended December 31,1999, compared to the same period in 1998. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.24% for the six months ended December 31, 1998 to 4.04% for the six months ended December 31, 1999. This decrease was partially offset by a $6.9 million or 4.1% increase in the average outstanding balance of such deposits during the six months ended December 31, 1999 as compared to the same period of the prior year.

Interest expense on borrowings increased $88,000 or 18.6% for the six months ended December 31, 1999 compared to the six months ended December 31, 1998 due to a $3.7 million or 21.9% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings decreased from 5.48% for the six months ended December 31, 1998 to 5.34% for the six months ended December 31, 1999.

PROVISION FOR LOAN LOSSES. The Bank provided $9,000 to its allowance for loan losses for both the six months ended December 31, 1999 and 1998. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended December 31, 1999 and 1998 - Provision For Loan Losses."

OTHER INCOME. Total other income decreased by $237,000 or 37.0% to $404,000 for the six months ended December 31, 1999 as compared to the same period in 1998. This was primarily due to a $225,000 decrease in net gains on the sale of investments available for sale and a $31,000 decrease in fees and service charges partially offset by a $22,000 increase in other operating income. The decrease in net gains on the sale of investments available for sale was a result of no such securities being sold during the six months ended December 31, 1999.

OPERATING EXPENSES. Total operating expenses increased by $81,000 or 4.2% during the six months ended December 31, 1999 as compared to the comparable period in 1998. This increase was primarily due to a $55,000 increase in premises and occupancy costs, a $32,000 increase in compensation and benefits and a $24,000 increase in net real estate owned expense. These increases were partially offset by a $18,000 decrease in professional fees, an $8,000 decrease in other operating expense and a $5,000 decrease in data processing fees. The increase in premises and occupancy costs was primarily due to an increase in depreciation as a result of new teller equipment purchased during fiscal 1999.

INCOME TAX EXPENSE. Income tax expense decreased by $150,000 for the six months ended December 31, 1999 as compared to the six months ended December 31, 1998 primarily as a result of a decrease in the effective tax rate from 35.0% for the 1998 period to 31.0% for the 1999 period. This decrease was primarily due to increased purchases of non-taxable municipal obligations by the Company during the past year.

YEAR 2000

In December 1997, the Company established a management committee to identify all of its functions potentially affected by the year 2000 date change, help ensure that re-programming or replacement of all critical systems occurred and to formulate contingency plans in the event any of those critical systems failed.

The Company experienced no known disruptions as a result of the year 2000 date change and intends to continue monitoring its critical systems at various other date changes during the year 2000.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $5.4 million or 2.3% from June 30, 1999 to December 31, 1999. The largest increases were a $6.5 million increase in investment securities held to maturity, a $2.4 million increase in loans receivable, net, a $2.2 million increase in securities available for sale and a $1.1 million increase in cash. These increases were partially offset by a $3.7 million decrease in money market investments and a $2.5 million decrease in interest-earning deposits in other institutions. The largest components of change in liabilities were a $4.7 million increase in deposits and a $2.4 million increase in FHLB advances and partially offset by a $954,000 decrease in advance deposits by borrowers for taxes and insurance.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I
(Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 1999, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 10.03% and 18.99%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at December 31, 1999.

                                           Tier I        Tier I      Tier II
                                             Core    Risk-Based   Risk-Based
                                          Capital       Capital      Capital
                                          -------       -------      -------
                                             (Dollar amounts in thousands)

Equity Capital (1)                        $23,525       $23,525      $23,525
Plus general valuation allowances (2)          --            --        1,660
                                          -------       -------      -------
   Total regulatory capital                23,525        23,525       25,185
Minimum required capital                    9,381         5,312       10,624
                                          -------       -------      -------
   Excess regulatory capital              $14,144       $18,213      $14,561
                                          =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                      $11,726       $ 7,957      $13,261
                                          =======       =======      =======

Regulatory capital as a percentage (3)      10.03%        17.74%       18.99%
Minimum required capital percentage          4.00          4.00         8.00
                                          -------       -------      -------
   Excess regulatory capital percentage      6.03%        13.74%       10.99%
                                          =======       =======      =======

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions              5.00%         6.00%       10.00%
                                          =======       =======      =======

----------------------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended December 31, 1999.
(2)  Limited to 1.25% of risk adjusted assets.
(3) Tier I capital is calculated as a percentage of adjusted total assets of $234,529. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $132,609.

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

         A. The Annual Meeting of Stockholders was held on November 11, 1999.

         B. The following items were submitted to the stockholders of the Company for approval:

             1. To elect three directors for a term of three years or
                until their successors have been elected and qualified

                Nominees for a three-year term:

                Richard S. Hamilton
                For:                   1,937,053
                Withheld:                101,374

                Edwin R. Maus
                For:                   1,937,180
                Withheld:                101,247

                J. Harold Norris
                For:                   1,934,463
                Withheld:                103,964

             2. To ratify the appointment of KPMG LLP, as the Company's independent auditors for the fiscal year ending June 30, 2000.

                For:                   1,986,648
                Against:                  51,616
                Abstain:                     163


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


Date: February 14, 2000