Form 10-Q/A
period 1999-12-31
LAUREL CAPITAL GROUP INC
filed 2000-02-23
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                  FORM 10-Q/A



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



                                                                   Three months ended        Six months ended
                                                                       December 31,            December 31,
                                                                  -------------------       ------------------
                                                                   1999         1998         1999         1998
                                                                  ------       ------       ------       ------
     Interest Income:
         Loans                                                    $2,928       $2,960       $5,836       $5,962
         Mortgage-backed securities                                  206          200          424          410
         Investments                                                 899          613        1,767        1,273
         Interest-earning deposits                                    20          111           45          212
                                                                  ------       ------       ------       ------

              Total interest income                                4,053        3,884        8,072        7,857

     Interest expense:
         Savings deposits                                          1,794        1,784        3,561        3,592
         Borrowings                                                  288          238          560          472
                                                                  ------       ------       ------       ------

              Total interest expense                               2,082        2,022        4,121        4,064
                                                                  ------       ------       ------       ------

     Net interest income before provision
         for loan losses                                           1,971        1,862        3,951        3,793
     Provision for loan losses                                         4            5            9            9
                                                                  ------       ------       ------       ------

     Net interest income after provision
         for loan losses                                           1,967        1,857        3,942        3,784
                                                                  ------       ------       ------       ------

     Other income:
         Service charges                                             137          150          272          303
         Net gain on sale of investments and
              mortgage-backed securities available for sale           --          159           --          225
         Gain on the sale of loans held for sale                       4            6           11           14
         Other operating income                                       60           47          121           99
                                                                  ------       ------       ------       ------

              Total other income                                     201          362          404          641
                                                                  ------       ------       ------       ------

     Operating expenses:
         Compensation, payroll taxes and
              fringe benefits                                        470          433          934          902
         Premises and occupancy costs                                137          111          288          233
         Federal insurance premiums                                   27           26           53           52
         Net loss on real estate owned                                 0           12           40           16
         Data processing expense                                      52           59          104          109
         Professional fees                                            75           49          115          133
         Other operating expenses                                    237          263          464          472
                                                                  ------       ------       ------       ------

              Total operating expenses                               998          953        1,998        1,917
                                                                  ------       ------       ------       ------

     Income before income taxes                                    1,170        1,266        2,348        2,508
                                                                  ------       ------       ------       ------


     Provision for income taxes:
         Federal                                                     309          355          613          707
         State                                                        56           86          115          171
                                                                  ------       ------       ------       ------

              Total income taxes                                     365          441          728          878
                                                                  ------       ------       ------       ------


              Net income                                          $  805       $  825       $1,620       $1,630
                                                                  ======       ======       ======       ======

     Earnings per share
              Basic                                               $ 0.38       $ 0.38       $ 0.75       $ 0.74
                                                                  ======       ======       ======       ======

              Diluted                                             $ 0.36       $ 0.36       $ 0.73       $ 0.71
                                                                  ======       ======       ======       ======

     Dividends per share                                          $ 0.16       $ 0.15       $ 0.32       $ 0.30
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



Date: February 23, 2000