Form 10-Q
period 2000-03-31
LAUREL CAPITAL GROUP INC
filed 2000-05-12
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2000

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

                  Class: Common stock, par value $.01 per share
                  Outstanding at May 1, 2000: 2,048,202 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX

Part I - Financial Information                                              Page
------------------------------                                              ----

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
         March 31, 2000 and June 30, 1999 ...................................  1

         Consolidated Statements of Operations for the Three
         and Nine Months Ended March 31, 2000 and 1999 ......................  2

         Consolidated Statement of Stockholders' Equity for the
         Nine months Ended March 31, 2000 .....................................3

         Consolidated Statement of Cash Flows for the Nine
         Months Ended March 31, 2000 and 1999 .................................4

         Notes to Unaudited Consolidated Financial Statements ...............5-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................10-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........18

Part II - Other Information
---------------------------

         Item 1. Legal Proceedings ...........................................18

         Item 2. Changes in Securities and Use of Proceeds ...................18

         Item 3. Defaults Upon Senior Securities .............................18

         Item 4. Submission of Matters to a Vote of Security Holders .........18

         Item 5. Other Information ...........................................18

         Item 6. Exhibits and Reports on Form 8-K ............................18

Signatures ...................................................................19

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                                            March 31,                     June 30,
                                                                                                 2000                         1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           (unaudited)
       ASSETS

Cash                                                                                         $    816                     $    690
Money market investments                                                                           --                        3,711
Interest-earning deposits with other institutions                                               4,041                        7,710
Investment securities available for sale                                                       38,616                       35,549
Investment securities held to maturity  (market value of $21,179 and $12,224)                  21,929                       12,439
Mortgage-backed securities available for sale                                                  11,245                       11,868
Mortgage-backed securities held to maturity (market value of $445 and $1,074)                     447                        1,072
Loans receivable, held for sale                                                                 1,622                        1,562
Loans receivable, net of unearned discounts of $1 and $2                                      160,576                      153,256
Allowance for loan losses                                                                      (1,809)                      (1,866)
-----------------------------------------------------------------------------------------------------------------------------------

       Loans receivable, net                                                                  158,767                      151,390

Federal Home Loan Bank Stock                                                                    1,281                        1,277
Real estate owned                                                                                 199                          377
Accrued interest receivable:
       Loans                                                                                      834                          846
       Interest-earning deposits and investments                                                  580                          492
       Mortgage-backed securities                                                                  67                           71

Office properties and equipment, net of accumulated depreciation                                1,454                        1,458
Prepaid expenses and sundry assets                                                              1,319                          962
-----------------------------------------------------------------------------------------------------------------------------------

                      Total Assets                                                           $243,217                     $231,474
-----------------------------------------------------------------------------------------------------------------------------------


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Savings deposits                                                                      $190,257                     $182,118
       FHLB Advances                                                                           24,425                       20,029
       Advance deposits by borrowers for taxes and insurance                                    2,368                        3,020
       Accrued interest payable                                                                 1,495                          500
       Accrued income taxes                                                                       208                          294
       Other accrued expenses and sundry liabilities                                              955                          983
-----------------------------------------------------------------------------------------------------------------------------------

                      Total Liabilities                                                       219,708                      206,944
-----------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

       Common stock,  $.01 par value;  5,000,000
          shares authorized;  2,329,172 and 2,324,298 shares
          issued, respectively                                                                     23                           23
       Additional paid-in capital                                                               5,223                        5,197
       Treasury stock, at cost (275,370 and 152,120 shares)                                    (3,984)                      (2,270)
       Retained earnings                                                                       23,529                       22,070
       Accumulated other comprehensive loss, net of tax                                          (882)                        (190)
       Stock held in deferred compensation trust                                                 (400)                        (300)
-----------------------------------------------------------------------------------------------------------------------------------

                      Total Stockholders' Equity                                               23,509                       24,530
-----------------------------------------------------------------------------------------------------------------------------------

                      Total Liabilities and Stockholders' Equity                             $243,217                     $231,474
-----------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

           For the Three and Nine Months Ended March 31, 2000 and 1999
                     (In thousands, except per share data)


                                                                           Three months ended          Nine months ended
                                                                                March 31,                   March 31,
                                                                           ------------------         -------------------
                                                                             2000        1999            2000        1999
                                                                           ------      ------         -------     -------
Interest Income:
       Loans                                                               $2,976      $2,962         $ 8,812     $ 8,924
       Mortgage-backed securities                                             207         188             631         598
       Investments                                                            951         628           2,718       1,901
       Interest-earning deposits                                               20         122              65         334
                                                                           ------      ------         -------     -------

               Total interest income                                        4,154       3,900          12,226      11,757

Interest expense:
       Savings deposits                                                     1,849       1,730           5,410       5,322
       Borrowings                                                             309         265             869         737
                                                                           ------      ------         -------     -------

               Total interest expense                                       2,158       1,995           6,279       6,059
                                                                           ------      ------         -------     -------

Net interest income before provision
       for loan losses                                                      1,996       1,905           5,947       5,698
Provision for loan losses                                                       4           5              13          14
                                                                           ------      ------         -------     -------

Net interest income after provision
       for loan losses                                                      1,992       1,900           5,934       5,684
                                                                           ------      ------         -------     -------

Other income:
       Service charges                                                        134         122             406         425
       Net gain on sale of investments and
               mortgage-backed securities available for sale                   --          --              --         225
       Gain on the sale of loans held for sale                                 --           1              11          15
       Other operating income                                                  65          48             186         147
                                                                           ------      ------         -------     -------

               Total other income                                             199         171             603         812
                                                                           ------      ------         -------     -------

Operating expenses:
       Compensation, payroll taxes and
               fringe benefits                                                488         454           1,422       1,356
       Premises and occupancy costs                                           138         128             426         361
       Federal insurance premiums                                               9          27              62          79
       Net loss on real estate owned                                           (1)          5              39          21
       Data processing expense                                                 53          50             157         159
       Professional fees                                                       34          45             149         178
       Other operating expenses                                               213         206             677         678
                                                                           ------      ------         -------     -------

               Total operating expenses                                       934         915           2,932       2,832
                                                                           ------      ------         -------     -------

Income before income taxes                                                  1,257       1,156           3,605       3,664
                                                                           ------      ------         -------     -------


Provision for income taxes:
       Federal                                                                330         306             943       1,013
       State                                                                   58          79             173         250
                                                                           ------      ------         -------     -------

               Total income taxes                                             388         385           1,116       1,263
                                                                           ------      ------         -------     -------


               Net income                                                  $  869      $  771         $ 2,489     $ 2,401
                                                                           ======      ======         =======     =======

Earnings per share
               Basic                                                       $ 0.41      $ 0.35         $  1.17     $  1.10
                                                                           ======      ======         =======     =======

               Diluted                                                     $ 0.40      $ 0.34         $  1.13     $  1.04
                                                                           ======      ======         =======     =======

Dividends per share                                                        $ 0.16      $ 0.15         $  0.48     $  0.45
                                                                           ======      ======         =======     =======

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                    For the Nine Months Ended March 31, 2000
                                 (In thousands)


                                                                                      Accumulated
                                                                                            Other   Stock Held in
                                                Additional                          Comprehensive        Deferred            Total
                                        Common     Paid-in  Treasury   Retained            Income    Compensation    Stockholders'
                                         Stock     Capital     Stock   Earnings        Net of Tax           Trust           Equity
                                        ------  ----------  --------   --------     -------------   -------------    -------------
Balance, June 30, 1999                    $ 23      $5,197   $(2,270)   $22,070             $(190)          $(300)         $24,530

Comprehensive income:
       Net income                           --          --        --      2,489                --              --            2,489
       Other comprehensive loss,
            net of tax $(356)               --          --        --         --              (692)             --             (692)
                                          ----      ------   -------    -------             -----           -----          -------

Total comprehensive income                  --          --        --      2,489              (692)             --            1,797

Stock options exercised
     (4,874 shares)                         --          26        --         --                --              --               26

Dividends on common stock
     at $0.48 per share                     --          --        --     (1,030)               --              --           (1,030)

Treasury stock purchased                    --          --    (1,714)        --                --              --           (1,714)

Net purchase of stock in
     deferred compensation trust            --          --        --         --                --            (100)            (100)
                                          ----      ------   -------    -------             -----           -----          -------

Balance, March 31, 2000                   $ 23      $5,223   $(3,984)   $23,529             $(882)          $(400)         $23,509
                                          ====      ======   =======    =======             =====           =====          =======

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                For the Nine Months Ended March 31, 2000 and 1999
                                 (In thousands)


                                                                                         2000                 1999
-------------------------------------------------------------------------------------------------------------------
Net income:                                                                          $  2,489             $  2,401
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                              147                  109
                Provision for loan losses                                                  13                   14
                Net loss on sale of real estate owned                                      19                   15
                Net gain on sale of investment securities available for sale               --                 (225)
                Gain on the sale of loans held for sale                                   (11)                 (15)
                Amortization of deferred loan fees                                        (79)                (131)
                Origination of loans held for sale                                       (772)                (800)
                Proceeds from sale of loans held for sale                                 723                  807
                (Increase) decrease in accrued interest receivable                        (72)                  82
                Increase in accrued interest payable                                      995                  968
                Other - net                                                              (152)                  30
-------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                 3,300                3,255
-------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                              (13,523)              (9,891)
      Purchase of investment securities available for sale                             (4,019)             (11,114)
      Purchase of mortgage-backed securities held to maturity                              --               (1,011)
      Purchase of mortgage-backed securities available for sale                        (1,000)              (1,981)
      Proceeds from maturities of investment securities held to maturity                4,050               15,500
      Proceeds from maturities of investment securities available for sale                 --                    3
      Proceeds from maturities of mortgage-backed securities available for sale           164                   28
      Proceeds from sale of investment securities available for sale                       --                2,567
      Principal repayments of investment and
         mortgage-backed securities available for sale                                  1,288                2,231
      Principal repayments of investment and
         mortgage-backed securities held to maturity                                      625                  375
      Increase in loans                                                                (7,529)              (1,390)
      Proceeds from sale of real estate owned                                             368                   85
      Net additions to office properties and equipment                                   (143)                (166)
-------------------------------------------------------------------------------------------------------------------

                              Net cash used by investing activities                   (19,719)              (4,764)
-------------------------------------------------------------------------------------------------------------------

Financing activities:
      Net increase (decrease) in demand and club accounts                               3,828                 (407)
      Net increase in time deposit accounts                                             4,311                1,782
      Net increase (decrease) in FHLB advances                                          4,396                2,997
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                         (652)                (673)
      Stock options exercised                                                              26                  129
      Acquisition of treasury stock                                                    (1,714)                (456)
      Dividends paid                                                                   (1,030)                (987)
-------------------------------------------------------------------------------------------------------------------

                              Net cash provided by financing activities                 9,165                2,385
-------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                (7,254)                 876
Cash and cash equivalents at beginning of period                                       12,111               11,377
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $  4,857             $ 12,253
-------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
                Interest on savings deposits                                         $  4,415             $  4,354
                Interest on FHLB advances                                                 920                  731
                Income taxes                                                            1,143                1,185
      Transfer of loans to real estate owned                                              204                  155

      Cash paid during the period for interest includes interest credited on deposits of $3,745 and $3,700 for the nine months ended March 31, 2000 and
      1999, respectively.
-------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2000 AND JUNE 30, 1999


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 1999. The results of operations for the three and nine months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. The financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 1999 Annual Report to Stockholders for the year ended June 30, 1999. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                            Three Months Ended      Nine Months Ended
                                                March 31,               March 31,
                                            2000         1999       2000         1999
                                           --------------------    ------------------
Basic earnings per share:
   Net income                                   $869      $771        $2,489    $2,401
   Weighted average shares outstanding     2,097,002 2,185,078     2,130,553 2,192,630
   Earnings per share                          $0.41     $0.35         $1.17     $1.10

Diluted earnings per share:
   Net income                                   $869      $771        $2,489    $2,401
   Weighted average shares outstanding     2,097,002 2,185,078     2,130,553 2,192,630
   Dilutive effect of employee
      stock options                           67,869    98,937        77,774   109,800
                                           --------- ---------     --------- ---------

   Diluted weighted shares outstanding     2,164,871 2,284,015     2,208,327 2,302,430
   Earnings per share                          $0.40     $0.34         $1.13     $1.04


Options to purchase 73,596 shares of common stock at prices ranging from $14.69 to $19.00 per share were outstanding during the three and nine months ended March 31, 2000 but were not included in the computation of diluted earnings per share because the options exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

For the three and nine months ended March 31, 1999, options to purchase 16,860 shares of common stock at prices ranging from $18.50 to $19.00 per share were not included in the computation of diluted earnings per share due to their antidilutive effect.

SECURITIES

The Company accounts for investments in debt and equity securities in accordance with the Financial Accounting Standards Board's ("FASB") Statement No. 115 ("SFAS 115"). SFAS 115 requires that investments be classified as either: (1) Securities Held to Maturity- reported at amortized cost, (2) Trading Securities-reported at fair value, or (3) Securities Available for Sale- reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available for sale are reported as other comprehensive income in stockholders' equity.


COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the nine months ended March 31, 2000 and 1999, the Company's total comprehensive income was $1,797 and $2,437, respectively. Total comprehensive income is comprised of net income of $2,489 and $2,401, respectively, and other comprehensive income
(loss) of $(692) and $36, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.


LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances net of the allowance for possible loan losses, net deferred loan fees and discounts. The Company accounts for impaired loans in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS
114. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Bank considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to SFAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $5,000 will be considered an insignificant shortfall. The Bank does not apply SFAS 114 using major risk characteristics for groups of loans, but on a loan by loan basis. All loans are charged off when management determines that principal and interest are not collectible.

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

(3)     INVESTMENT AND MORTGAGE-BACKED SECURITIES

        Investment securities available for sale are comprised of the following:


                                                                    Amortized       Gross Unrealized         Fair
                                                                         Cost      Gains       Losses       Value
                                                                  -----------------------------------------------
        AT MARCH 31, 2000:
             Municipal obligations                                    $21,479       $123       $1,107     $20,495
             FNMA preferred stock                                         250         --           --         250
             FHLMC preferred stock                                        250         --           --         250
             FNMA common stock                                            723         34           50         707
             FHLMC  common stock                                          590         23           61         552
             SLM Student Loan Trust                                       646         18           --         664
             Standard Insurance Company stock                               4          1           --           5
             Shay Financial Services
                 ARMs Fund                                             15,892         --          199      15,693
                                                                  -----------------------------------------------

                                                                       39,834        199        1,417      38,616

             Mortgage-backed securities available for sale             11,364         82          201      11,245
                                                                  -----------------------------------------------

                     Total                                            $51,198       $281       $1,618     $49,861
                                                                  -----------------------------------------------



        At March 31, 2000, the contractual maturities of the                     Amortized         Fair
             debt securities available for sale are:                                  Cost        Value
                                                                                -----------------------
             Due after five years through ten years                                $   646      $   664
             Due after ten years                                                    21,479       20,495
                                                                                -----------------------

                     Total                                                         $22,125      $21,159
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

Note: There were no sales of investment securities available for sale during the nine months ended March 31, 2000. Gross realized gains of $225 were recorded during the nine months ended March 31, 1999 on the. sale of such securities. Proceeds from the sale of investments available for sale during the nine months ended March 31, 1999 were $2,567.



         Investment and mortgage-backed securities held to maturity are comprised of the following:

                                                             Amortized       Gross Unrealized         Fair
                                                                  Cost      Gains       Losses       Value
                                                           -----------------------------------------------
        AT MARCH 31, 2000:
             Corporate notes and commercial paper              $21,929         $4         $754     $21,179
              Mortgage-backed securities                           447          2            4         445
                                                           -----------------------------------------------

                     Total                                     $22,376         $6         $758     $21,624
                                                           -----------------------------------------------



        At March 31, 2000, the contractual maturities of the debt securities         Amortized         Fair
             held to maturity are:                                                        Cost        Value
                                                                                   ------------------------
             Due after one year through five years                                     $ 1,499      $ 1,445
             Due after five years through ten years                                      8,497        8,271
             Due after ten years                                                        11,933       11,463
                                                                                   ------------------------

                     Total                                                             $21,929      $21,179
                                                                                   ========================


         Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)      LOANS RECEIVABLE

         Loans receivable are comprised of the following:


                                                                                   March 31,      June 30,
                                                                                        2000          1999
         -------------------------------------------------------------------------------------------------
              First mortgage loans:
                    1 to 4 family dwellings                                         $116,348      $112,295
                    Multi-family dwellings                                             2,506         1,612
                    Commercial                                                         5,302         5,375
                    Guaranteed or insured                                                 36            39
                    Construction and development loans                                 5,724         2,268
         -------------------------------------------------------------------------------------------------

                                                                                     129,916       121,589
              Consumer loans:
                    Home improvement loans (net of unearned
                        discounts of $1 and $2)                                            4            21
                    Loans secured by savings accounts                                    221           276
                    Commercial loans                                                   1,266           941
                    Installment loans                                                 34,132        31,802
         -------------------------------------------------------------------------------------------------

                                                                                      35,623        33,040
         -------------------------------------------------------------------------------------------------

              Loans receivable, net of unearned discounts                            165,539       154,629
              Less: Allowance for loan losses                                         (1,809)       (1,866)
                        Loans in process                                              (4,693)         (987)
                        Deferred loan fees                                              (270)         (386)
         -------------------------------------------------------------------------------------------------

              Loans receivable, net                                                 $158,767      $151,390
         -------------------------------------------------------------------------------------------------


         Changes in the allowance for loan losses for the nine months ended March 31, 2000 and 1999 are as follows:

                                                                                      Fiscal        Fiscal
                                                                                        2000          1999
         -------------------------------------------------------------------------------------------------
         Balance at beginning of the fiscal year                                      $1,866        $1,852
         Provision for losses                                                             13            14
         Charge-offs                                                                     (80)          (49)
         Recoveries                                                                       10            45
         -------------------------------------------------------------------------------------------------

         Balance at March 31,                                                         $1,809        $1,862
         -------------------------------------------------------------------------------------------------


         At March 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS 114 was $314. Included in this amount is $78 of impaired loans for which the related allowance for loan losses is $3, and $236 of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended March 31, 2000 was approximately $297. For the nine months ended March 31, 2000, the Company recognized interest income on those impaired loans of $2 which was recognized using the cash basis method of income recognition.

                                                                             March 31,
                                                                         2000       1999
                                                                         ---------------
         Non-accrual loans                                               $586       $515
         Non-accrual loans as a percent of total loans                   0.37%      0.34%

         ---------

         All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA                                                                           At March 31,
                                                                                      2000                   1999
                                                                                      ----                   ----
                                                                                 (In thousands except per share data)
                                                                                 ------------------------------------
                                                                                              (Unaudited)
Total assets                                                                         $243,217              $226,840
Money market investments                                                                   --                 3,668
Interest-earning deposits with other institutions                                       4,041                 7,934
Investment securities available for sale                                               38,616                34,385
Investment securities held to maturity                                                 21,929                 8,441
Mortgage-backed securities available for sale                                          11,245                11,179
Mortgage-backed securities held to maturity                                               447                 1,687
Loans receivable held for sale                                                          1,622                 1,641
Loans receivable, net                                                                 158,767               152,476
Savings deposits                                                                      190,257               176,765
FHLB advances                                                                          24,425                20,030
Retained earnings                                                                      23,529                21,614
Stockholders' equity                                                                   23,509                24,776
Stockholders' equity per share                                                       $  11.45              $  11.36



STATISTICAL PROFILE                                                    Three months ended         Nine months ended
                                                                             March 31,                 March 31,
                                                                       ------------------         -----------------

                                                                         2000       1999           2000        1999
                                                                         ----       ----           ----        ----

Average yield earned on all interest-earning assets                      7.22%      7.04%          7.16%       7.17%
Average rate paid on all interest-bearing liabilities                    4.36       4.27           4.24        4.33
Average interest rate spread                                             2.86       2.77           2.92        2.84
Net yield on average interest-earning assets                             3.45       3.42           3.47        3.46
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                             115.24     117.47         115.72      117.58
Return on average assets (1)                                             1.46       1.36           1.41        4.43
Return on average equity  (1)                                           14.70      12.47          13.82       13.16
Average equity to average assets                                         9.91      10.91          10.22       10.88

---------

(1) Amounts are annualized.

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended March 31, 2000 was $869,000 compared to $771,000 for the same period in the prior year. The increase of $98,000 or 12.7% was primarily the result of a $91,000 or 4.8% increase in net interest income and a $28,000 or 16.4% increase in other income partially offset by a $19,0000 or 2.1% increase in other operating expenses and a $3,000 or .8% increase in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $91,000 or 4.8% during the three months ended March 31, 2000 as compared to the same period of the prior year. The increase was primarily due to a $15.3 million or 33.3% increase in the average outstanding balance of investment securities for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Also contributing to the increase in net interest income was an increase in the average interest rate spread from 2.77% for the quarter ended March 31, 1999 to 2.86% for the quarter ended March 31, 2000. These increases were partially offset by a $2.5 million or 7.7% decrease in the average outstanding balance of net earning assets for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

Interest income on loans receivable and loans held for sale increased by $14,000 or .5% during the three months ended March 31, 2000 as compared to the same period in the prior year. This increase was primarily due to an $1.9 million or 1.2% increase in the average outstanding balance of loans receivable for the quarter ended March 31, 2000 as compared to the same period in the prior year. This increase was partially offset by a decrease in the average yield on loans receivable from 7.65% for the quarter ended March 31, 1999 to 7.59% for the quarter ended March 31, 2000. The increase in the average outstanding balance of loans receivable was due to a $2.7 million or 8.3% increase in the average outstanding balance of consumer loans which was partially offset by a $834,000 or .7% decrease in the average outstanding balance of mortgage loans. The decrease in the average yield was primarily due to lower market interest rates preceding the period ended March 31, 2000. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale increased by $19,000 or 10.1% during the quarter ended March 31, 2000 as compared to the March 31, 1999 quarter. This increase was due to a $557,000 or 4.9% increase in the average outstanding balance of mortgage-backed securities during the quarter ended March 31, 2000 as compared to the March 31, 1999 quarter. Also contributing to the increase was an increase in the average yield on mortgage-backed securities from 6.60% for the quarter ended March 31, 1999 to 6.93% for the quarter ended March 31, 2000. At March 31, 2000, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized losses of $119,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 6.98% at March 31, 2000. Rising interest rates would increase the unrealized losses in this portfolio if the fixed rate securities are not sold. The mortgage-backed securities held to maturity portfolio consists of two adjustable-rate and one fixed-rate collateralized mortgage obligations (CMO's) with an average yield of 6.19% at March 31, 2000. At March 31, 2000, the Bank's portfolio of mortgage-backed securities held to maturity had net unrealized losses of $2,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. The Bank uses these securities as part of its Asset/Liability strategy. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale increased during the three months ended March 31, 2000 by $323,000 or 51.4% from the comparable period in 1999, primarily due to a $15.3 million or 33.3% increase in the average outstanding balance of such securities for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. In addition, the average yield on investment securities increased from 5.56% for the quarter ended March 31, 1999 to 6.31% for the quarter ended March 31, 2000. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At March 31, 2000, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized losses of $1.2 million and $750,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits decreased during the three months ended March 31, 2000 by $102,000 or 83.6% from the comparable period in 1999. This decrease was primarily due to a decrease of $9.1 million or 85.6% in the average outstanding balance of interest-earning deposits for the quarter ended March 31, 2000 as compared to the March 31, 1999 quarter. The average yield on interest-earning deposits increased from 4.64% for the quarter ended March 31, 1999 to 5.28% for the quarter ended March 31, 2000.

Interest expense on interest-bearing deposits increased by $119,000 or 6.9% for the quarter ended March 31, 2000, compared to the same period in 1999. The increase was primarily due to a $9.4 million or 5.6% increase in the average outstanding balance of such deposits during the three months ended March 31, 2000 as compared to the same period of the prior year. Also contributing to the increase was an increase in the average interest rate paid on savings deposits from 4.14% for the three months ended March 31, 1999 to 4.19% for the three months ended March 31, 2000.

Interest expense on borrowings increased $44,000 or 16.6% for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 due to a $1.7 million or 8.7% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings increased from 5.37% for the quarter ended March 31, 1999 to 5.76% for the quarter ended March 31, 2000.

PROVISION FOR LOAN LOSSES. The Bank provided $4,000 and $5,000 to its allowance for loan losses for the quarters ended March 31, 2000 and 1999, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At March 31, 2000 and 1999, the Bank's allowance for loan losses amounted to $1.8 million and $1.9 million or 1.1% and 1.2%, respectively, of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended March 31, 2000. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 1999. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $28,000 or 16.4% to $199,000 for the quarter ended March 31, 2000 as compared to the same period in 1999. This was primarily due to a $17,000 increase in other operating income and a $12,000 increase in fees and service charges.

OPERATING EXPENSES. Total operating expenses increased by $19,000 or 2.1% during the quarter ended March 31, 2000 as compared to the comparable quarter in 1999. This increase was primarily due to a $34,000 increase in compensation and benefits expense, a $10,000 increase in premises and occupancy expense, a $7,000 increase in other operating expenses and a $3,000 increase in data processing expense. These increases were partially offset by a decrease of $18,000 in federal insurance premiums, a $11,000 decrease in professional fees and a $6,000 decrease in net real estate owned expense.

INCOME TAX EXPENSE. Income tax expense increased by $3,000 for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 primarily as a result of higher pre-tax income partially offset by a decrease in the effective tax rate from 33.3% for the 1999 quarter to 30.9% for the 2000 quarter. This decrease was primarily due to increased purchases of non-taxable municipal obligations by the Company during the past year.

           COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999


GENERAL. The Company's net income for the nine months ended March 31, 2000 was $2,489,000 compared to $2,401,000 for the same period in the prior year. The increase of $88,000 or 3.7% was primarily the result of a $249,000 or 4.4% increase in net interest income and a $147,000 or 11.6% decrease in income tax expense partially offset by a $209,000 or 25.7% decrease in net gains on the sale of investments and mortgage-backed securities available for sale and a $100,000 or 3.5% increase in other operating expenses. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income increased by $249,000 or 4.4% during the nine months ended March 31, 2000 as compared to the same period of the prior year. The increase was primarily due to a $14.9 million or 33.3% increase in the average outstanding balance of investment securities for the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999. Also contributing to the increase in net interest income was an increase in the average interest rate spread from 2.84% for the nine months ended March 31, 1999 to 2.92% for the nine months ended March 31, 2000. These increases were partially offset by a $1.8 million or 5.4% decrease in the average outstanding balance of net earning assets for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999.

Interest income on loans receivable and loans held for sale decreased by $112,000 or 1.3% during the nine months ended March 31, 2000 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.73% for the nine months ended March 31, 1999 to 7.60% for the nine months ended March 31, 2000. This decrease was partially offset by a $775,000 or .5% increase in the average outstanding balance of loans receivable for the nine months ended March 31, 2000 as compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was due to a $4.0 million or 12.8% increase in the average outstanding balance of consumer loans and a $3.2 million or 2.6% decrease in the average outstanding balance of mortgage loans. The decrease in the average yield was primarily due to lower market interest rates. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale increased by $33,000 or 5.5% during the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999. This increase was primarily due to an $749,000 or 6.4% increase in the average outstanding balance of mortgage-backed securities during the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999. The average yield on mortgage-backed securities decreased from 6.80% for the nine months ended March 31, 1999 to 6.74% for the nine months ended March 31, 2000. See "Comparison of the Three Months Ended March 31, 2000 and 1999 - Net Interest Income."

Interest income on investments held to maturity and investments available for sale increased during the nine months ended March 31, 2000 by $817,000 or 43.0% from the comparable period in 1999, primarily due to a $14.9 million or 33.3% increase in the average outstanding balance of such securities for the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999. In addition, the average yield on investment securities increased from 5.67% for the nine months ended March 31, 1999 to 6.08% for the nine months ended March 31, 2000. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the FHLB of Pittsburgh. See "Comparison of the Three Months Ended March 31, 2000 and 1999 - Net Interest Income."

Interest income on interest-earning deposits decreased during the nine months ended March 31, 2000 by $269,000 or 80.5% from the comparable period in 1999. This decrease was primarily due to a decrease of $7.4 million or 81.2% in the average outstanding balance of interest-earning deposits for the nine months ended March 31, 2000 as compared to the same period in the prior year. The average yield on interest-earning deposits increased from 4.91% for the nine months ended March 31, 1999 to 5.09% for the nine months ended March 31, 2000.

Interest expense on interest-bearing deposits increased by $88,000 or 1.7% for the nine months ended March 31, 2000, compared to the same period in 1999. The increase was primarily due to a $7.7 million or 4.6% increase in the average outstanding balance of such deposits during the nine months ended March 31, 2000 as compared to the same period of the prior year. This increase was partially offset by a decrease in the average interest rate paid on savings deposits from 4.21% for the nine months ended March 31, 1999 to 4.09% for the nine months ended March 31, 2000.

Interest expense on borrowings increased $132,000 or 17.9% for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 due to a $3.1 million or 17.0% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings increased from 5.43% for the nine months ended March 31, 1999 to 5.48% for the nine months ended March 31, 2000.

PROVISION FOR LOAN LOSSES. The Bank provided $13,000 and $14,000 to its allowance for loan losses for the nine months ended March 31, 2000 and 1999, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended March 31, 2000 and 1999 - Provision For Loan Losses."

OTHER INCOME. Total other income decreased by $209,000 or 25.7% to $603,000 for the nine months ended March 31, 2000 as compared to the same period in 1999. This was primarily due to a $225,000 decrease in net gains on the sale of investments available for sale and a $19,000 decrease in fees and service charges partially offset by a $39,000 increase in other operating income. The decrease in net gains on the sale of investments available for sale was a result of no such securities being sold during the nine months ended March 31, 2000.

OPERATING EXPENSES. Total operating expenses increased by $100,000 or 3.5% during the nine months ended March 31, 2000 as compared to the comparable period in 1999. This increase was primarily due to a $66,000 increase in compensation and benefits, a $65,000 increase in premises and occupancy costs, and a $18,000 increase in net real estate owned expense. These increases were partially offset by a $29,000 decrease in professional fees and a $17,000 decrease in federal insurance premiums. The increase in premises and occupancy costs was primarily due to an increase in depreciation as a result of new teller equipment purchased during fiscal 1999.

INCOME TAX EXPENSE. Income tax expense decreased by $147,000 for the nine months ended March 31, 2000 as compared to the nine months ended March 31, 1999 primarily as a result of a decrease in the effective tax rate from 34.5% for the 1999 period to 31.0% for the 2000 period. This decrease was primarily due to increased purchases of non-taxable municipal obligations by the Company during the past year.

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

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $11.7 million or 5.1% from June 30, 1999 to March 31, 2000. The largest increases were a $9.5 million increase in investment securities held to maturity, a $7.4 million increase in loans receivable, net and a $3.1 million increase in securities available for sale. These increases were partially offset by a $3.7 million decrease in money market investments and a $3.7 million decrease in interest-earning deposits in other institutions. The largest components of change in liabilities were a $8.1 million increase in deposits and a $4.4 million increase in FHLB advances and partially offset by a $652,000 decrease in advance deposits by borrowers for taxes and insurance.

Under regulations adopted by the FDIC, the Bank is required to maintain Tier I
(Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2000, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 9.89% and 18.75%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 2000.

                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                        -------    ----------   ----------
                                           (Dollar amounts in thousands)
Equity Capital (1)                      $23,624       $23,624      $23,624
Plus general valuation allowances (2)        --            --        1,689
                                        -------       -------       ------
   Total regulatory capital              23,624        23,624       25,313
Minimum required capital                  9,552         5,404       10,807
                                        -------       -------       ------
   Excess regulatory capital            $14,072       $18,220      $14,506
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $11,940       $ 8,098       $13,497
                                        =======       =======       =======

Regulatory capital as a percentage (3)     9.89%        17.50%       18.75%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    5.89%        13.50%       10.75%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====


(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended March 31, 2000.

(2) Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $238,805. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $134,969.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On February 18, 2000, the Company announced its intent to repurchase up to 105,000 shares or approximately 5.00% of the Company's common stock over the next twelve months. As of May 9, 2000, the Company has repurchased 57,400 shares.

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


Date: May 12, 2000