Form 10-K405
period 2000-06-30
LAUREL CAPITAL GROUP INC
filed 2000-09-28
CIK 892158

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-23101
                                               -------

                           LAUREL CAPITAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                          25-1717451
---------------------------------                         ----------------------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

       2724 HARTS RUN ROAD
   ALLISON PARK, PENNSYLVANIA                                      15101
---------------------------------                              -------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 26, 2000, the aggregate value of the 1,798,716 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 164,165 shares held by all directors and officers of the Registrant as a group, was approximately $26.0 million. This figure is based on the mean of the bid and asked prices of $14.438 per share of the Registrant's Common Stock on September 26, 2000.

Number of shares of Common Stock outstanding as of September 26, 2000: 1,962,881

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 2000 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2000 Annual Meeting of Stockholders to be filed within 120 days of June 30, 2000 are incorporated into
Part III, Items 10 through 13 of this Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL

         Laurel Capital Group, Inc. (the "Company") is a bank holding company whose primary asset is the common stock of its wholly owned subsidiary Laurel Savings Bank ("Laurel Savings" or the "Bank"). The Bank's business is conducted through its corporate headquarters located in Allison Park, Pennsylvania as well as four branch offices located in Allegheny County and one branch office located in Butler County, Pennsylvania. At June 30, 2000, the Company had total assets of $254.1 million and stockholders' equity of $23.2 million or 9.1% of total assets. In addition, at such date, the Bank's core capital of $23.3 million and tier I and tier II risk-based capital of $23.3 million and $25.1 million, respectively, exceeded the required amounts by $13.4 million, $17.7 million and $13.8 million, respectively. The Bank's corporate headquarters is located at 2724 Harts Run Road, Allison Park, Pennsylvania, its telephone number is (412) 487-7400 and its internet address is www.laurelsb.com.

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

MARKET AREA

         The Bank's principal market area consists of Allegheny and Butler counties, Pennsylvania, which includes the City of Pittsburgh, the region's major metropolitan center and the hub of the Pittsburgh Metropolitan Statistical Area ("MSA"), one of the nation's largest. The Bank's business is conducted through its corporate office located in Allison Park, a suburb of Pittsburgh, and five branch offices. Substantially all of the Bank's deposits are received from residents of its principal market area and most of its loans are secured by properties in Allegheny and Butler counties. Although the Bank has no branches in downtown Pittsburgh, the Bank participates in the MACTM, CirrusTM, Money StationTM and JeanieTM automatic teller machine ("ATM") networks which provide customers with access to their deposits at thousands of locations throughout metropolitan Pittsburgh and Pennsylvania as well as other states. The Bank is also a member of the Freedom ATM Alliance a consortium of over 30 financial institutions in the greater Pittsburgh market area. The Alliance provides surcharge-free transactions to customers of Alliance members at over 230 ATMs through the region.

         The population of the Bank's principal market area is approximately 1.5 million. The area's economy has been undergoing a rapid transition from heavy industry to one of service, health care, advanced technology, light manufacturing and education industries. As a result of this transition, the unemployment in Allegheny County, the Bank's largest market area, is 3.8% compared to 4.3% for the state of Pennsylvania and 4.0% for the United States. The region also is one of the nation's major corporate and financial centers which contributes to a fairly stable real estate market. Housing costs are below the national average resulting in over 73.2% of the area's residents owning their own home. The area's median housing cost is approximately $96,000 while the average sales price is approximately $123,000. While the area will likely experience job losses to corporate mergers and downsizing in the future, the Company believes the diversity of the area's industry will continue to provide a stable economy.

LENDING ACTIVITIES

         GENERAL. Laurel Savings has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans' Affairs ("VA"). At June 30, 2000, Laurel Savings' total loan portfolio amounted to $179.3 million ("total loan portfolio"), representing approximately 70.6% of the Bank's total assets at that date. Permanent loans secured by single-family (one-to-four units) residential properties amounted to $125.3 million or 69.9% of the total loan portfolio at June 30, 2000. At June 30, 2000, multi-family (over four units) residential loans amounted to $2.5 million or 1.4% of the total loan portfolio while construction loans (all of which were for the construction of single-family residential properties) totaled $10.2 million or 5.7% of the total loan portfolio and commercial real estate loans totaled $5.4 million or 3.0% of the total loan portfolio. The Bank's consumer loans, the second largest component of the Bank's total loan portfolio, amounted to $35.1 million or 19.6% of such portfolio at June 30, 2000.

         The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                            As of June 30,
                                  -----------------------------------------------------------------------------------------------
                                          2000                1999              1998                1997              1996
                                  -----------------   -----------------  ------------------  -----------------  -----------------
                                   Amount      %       Amount      %      Amount       %      Amount      %      Amount      %
                                  --------   ------   --------   ------  --------    ------  --------   ------  --------   ------

                                                              (Dollars in Thousands)
Real estate loans:

 Single-family                    $125,276    69.8%   $112,334    72.6%  $114,972     73.9%  $114,062    76.5%  $113,160    76.1%

 Multi-family                        2,476     1.4%      1,612     1.0%     2,474      1.6%     2,740     1.8%     2,811     1.9%

 Construction (1)                   10,167     5.7%      2,268     1.5%     4,341      2.8%     3,079     2.1%     4,281     2.9%

 Commercial                          5,391     3.0%      5,375     3.5%     6,391      4.1%     5,676     3.8%     5,788     3.9%
                                  --------   ------   --------   ------  --------    ------  --------   ------  --------   ------

  Total real estate loans          143,310    79.9%    121,589    78.6%   128,178     82.4%   125,557    84.2%   126,040    84.8%

Commercial loans                       919      .5%        941      .6%       650       .4%       998      .7%       977      .6%

Consumer loans (2)                  35,110    19.6%     32,101    20.8%    26,723     17.2%    22,586    15.1%    21,653    14.6%
                                  --------   ------   --------   ------  --------    ------  --------   ------  --------   ------

  Total loans                     $179,339   100.0%   $154,631   100.0%  $155,551    100.0%  $149,141   100.0%  $148,670   100.0%
                                  --------   ======   --------   ======  --------    ======  --------   ======  --------   ======
Less:
 Loans in process                   (7,796)               (987)            (1,953)             (1,634)            (2,148)

 Allowance for loan losses          (1,798)             (1,866)            (1,852)             (1,943)            (1,899)

 Unamortized discounts and fees       (224)               (388)              (622)               (894)            (1,091)
                                  --------            --------           --------            --------           --------

 Net loans receivable             $169,521            $151,390           $151,124            $144,670           $143,532
                                  ========            ========           ========            ========           ========

 Loans held for sale (3)          $  1,514            $  1,562           $  1,633            $  1,827           $  1,627
                                  ========            ========           ========            ========           ========

----------

(1) The $10.2 million construction loan portfolio outstanding at June 30, 2000 consisted of adjustable-rate construction loans totaling $6.8 million and fixed-rate construction loans totaling $3.4 million.

(2) Consumer loans consist primarily of installment loans, auto loans, home equity loans, home improvement loans and loans on savings accounts. For additional information regarding these loans, see Note 4 to the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders ("Annual Report") set forth as Exhibit 13 hereto.

(3)  Loans held for sale consist of guaranteed student loans.

         CONTRACTUAL MATURITIES OF LOANS. The following table sets forth the contractual principal repayments of the total loan portfolio of the Bank as of June 30, 2000 by categories of loans. Loans with adjustable interest rates are shown in the year that they are contractually due. The amounts shown for each period do not take into account either loan prepayments or scheduled amortization of the Bank's loan portfolio.

                                                         Contractual Maturities in Year Ended June 30,
                                ------------------------------------------------------------------------------------------
                                   Total
                                Outstanding
                                At June 30,                     2002-         2004-        2006-       2011-     2022 and
                                   2000           2001          2003          2005         2010        2021     Thereafter
                                -----------     -------       -------       -------      -------     -------    ----------
                                                                        (In Thousands)
Fixed-rate mortgage
  loans                          $86,107        $ 4,282       $ 8,177       $ 8,779      $19,492     $27,577      $17,800
Adjustable-rate
  mortgage loans                  47,036          1,722         2,218         2,311        6,099      15,892       18,794
Construction                      10,167         10,167            --            --           --          --           --
Consumer and other
  loans                           36,029          8,374        10,106         6,254        7,829       3,466           --
                                --------        -------       -------       -------      -------     -------      -------
          Total                 $179,339        $24,545       $20,501(1)    $17,344(1)   $33,420(1)  $46,935(1)   $36,594(1)
                                ========        =======       =======       =======      =======     =======      =======

----------

(1) Of the $154.8 million of principal repayments contractually due after June 30, 2001, $107.1 million have fixed-rates of interest and $47.7 million have adjustable or floating rates of interest.

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

         During fiscal 2000, mortgage loans have been originated by the Bank primarily through referrals from real estate loan brokers and to a lesser extent, from builders, walk-in customers, as well as through refinancing for existing customers. The Bank's consumer loans have been originated primarily through its branch network and its construction loans have been originated primarily through local contractors and some walk-in customers.

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

         Under policies adopted by the Bank's Board of Trustees, the Bank limits the loan-to-value ratio to 95% on residential mortgage loans and requires that private mortgage insurance be obtained that reduces the Bank's loan-to-value ratio to 80%. The loan-to-value ratio on second mortgages may not exceed 100% of the property value including the amount of the first mortgage on the property. Construction and commercial real estate loans generally are made for no more than 95% and 80%, respectively, of the appraised value of the property. With respect to construction loans, such value reflects the projected value of the property upon completion.

         Historically, the Bank has not been an active purchaser or seller of loans. The sales activity conducted by the Bank during fiscal 2000, 1999 and 1998 primarily focused on the sale of student loans.

         The following table shows total loan origination, purchase and repayment activities of the Bank during the periods indicated.

                                               Year Ended June 30,
                                   2000      1999      1998      1997      1996
                                 -------   -------   -------   -------   -------

                                                 (In Thousands)
Real estate originations:
  Residential:
    Single-family                $28,560   $18,252   $19,654   $ 9,798   $14,002
    Multi-family                     836        --        --       550        --
  Commercial                         119        --       360       835        --
  Construction (1)                11,026     2,691     6,020     3,829     3,455
                                 -------   -------   -------   -------   -------
    Total real estate loan
      originations                40,541    20,943    26,034    15,012    17,457
Consumer and other loan
  originations (2)                16,424    20,044    17,465    15,390    13,154
                                 -------   -------   -------   -------   -------
      Total loan originations     56,965    40,987    43,499    30,402    30,611
Loan participation interests
  purchased                           --       500     1,000        29        --
                                 -------   -------   -------   -------   -------
Total loan originations
  and loan participation
  interests purchased             56,965    41,487    44,499    30,431    30,611
                                 -------   -------   -------   -------   -------
Students loans sold                  865       952     1,107       719       550
Loan participation interests
  sold                                --        --        --        --        68
Principal loan repayments         37,881    39,991    36,890    28,330    28,897
Other, net (3)                       136       349       242        44       233
                                 -------   -------   -------   -------   -------
  Total principal loan
    repayments and other          38,882    41,292    38,239    29,093    29,748
                                 -------   -------   -------   -------   -------
Net increase in loans
  receivable,  net  and  loans
  held for sale                  $18,083   $   195   $ 6,260   $ 1,338   $   863
                                 =======   =======   =======   =======   =======

----------

(1) Construction loans are classified as either a residential or commercial real estate loan at the time of origination depending on the nature of the property securing the loan. Construction loan originations totaled $11.0 million during fiscal 2000, of which $7.1 million were adjustable-rate, single-family residential loans and $3.9 million were fixed-rate, single-family residential loans.

(2)  Includes student loans held for sale

(3) Includes transfers to real estate owned and all activity in the allowance for possible loan losses.


LENDING PROGRAMS AND POLICIES

         RESIDENTIAL LENDING. Historically, Laurel Savings has concentrated its lending activity on the origination of long-term, fixed-rate residential mortgage loans secured by one-to-four family residential properties. As a result, at June 30, 2000, $82.2 million or 45.8% of the Bank's total loan portfolio consisted of long-term loans with fixed-rates of interest which were secured by first mortgages on one-to-four family residential properties. During fiscal 2000, 1999 and 1998, the Bank originated $8.1 million, $17.3 million and $14.3 million, respectively, of fixed-rate mortgage loans. Due to the relatively higher interest rate environment during fiscal 2000, the Bank found the largest portion of its single-family loan demand to be for adjustable-rate loans.

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

         In addition, Laurel Savings originates adjustable rate mortgages ("ARMs") with up to a 30-year amortization schedule. On all ARMs currently offered by the Bank, payments are adjusted with each interest rate adjustment so that the term of the ARM is not affected. The Bank currently offers one, three, and five year adjustable rate loans. Interest rate adjustments occur every one, three or five years and are based on the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity that matches the loan type. All three loan types limit interest rate increases to 6% over the life of the loan and limit decreases to 2% below the initial rate. The one year ARM has a 2% maximum increase per adjustment while the three and five year loans have a maximum increase of 3% per adjustment. All of these loans may be converted to fixed rate loans. The Bank does not offer ARMs with below market introductory or "teaser" rates. Although Laurel Savings intends to continue to emphasize the origination of ARMs in order to reduce the impact on its operations of rapid increases in market rates of interest, such loans generally do not adjust as rapidly as changes in the Bank's cost of funds. At June 30, 2000, $43.0 million or 24.0% of the Bank's total loan portfolio consisted of ARMs on one-to-four family residential real estate.

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Bank originated $836,000 of multi-family residential real estate loans and $119,000 of commercial real estate loans in fiscal 2000. At June 30, 2000, the Bank's multi-family residential real estate loans and commercial real estate loans amounted to $2.5 million and $5.4 million, respectively, or 1.4% and 3.0% of the total loan portfolio, respectively. Such loans generally earn rates of interest which exceed the rates on residential real estate loans and are usually for shorter terms. Such loans have been generally offered with interest rates that adjust annually at 1% to 2% over the Bank Prime Lending Rate as published in the Wall Street Journal. These loans have up to 30-year amortization schedules. The Bank's multi-family real estate loans are secured primarily by apartment buildings and its commercial real estate loans are secured primarily by other income-producing properties located in the Pittsburgh MSA, including office buildings and warehouses. Of the $7.9 million of commercial and multi-family loans at June 30, 2000, $4.1 million have fixed rates of interest and $3.8 million have adjustable rates of interest.

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

         CONSTRUCTION LENDING. The Bank's construction loans accounted for 27.2% of the real estate loans originated in fiscal 2000, 12.8% in fiscal 1999 and 23.1% in fiscal 1998. Such loans are generally used to fund the construction of residential properties for owner-occupancy although the Bank has originated commercial construction and land acquisition and development loans to a limited degree. Most of the Bank's residential construction loans are originated in connection with providing permanent financing on the construction project. The interest rate on the permanent loan is set at the time of the origination of the construction loan. Construction loans are classified as either residential or commercial real estate loans at the time of origination, depending on the nature of the property securing the loan. At June 30, 2000, construction loans amounted to $10.2 million, all of which were originated for the construction of residential properties. The increase in origination of construction loans during fiscal 2000 was primarily due to increased demand for new homes in the Bank's market area.

         A significant portion of the Bank's construction loans are made to builders on pre-sold properties and to a lesser extent unsold properties. Speculative construction loans on unsold properties carry more risk than pre-sold or individual construction loans originated by the Bank because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank attempts to mitigate these risks by, among other things, working with builders with whom it has established relationships and by generally limiting the number of unsold homes under construction.

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

         CONSUMER LENDING. The Bank has continued to emphasize the origination of consumer loans, installment loans and home equity loans, and such loans have increased as a percentage of the total loan portfolio from 14.6% of the total loan portfolio at June 30, 1996 to 19.6% of the total loan portfolio at June 30, 2000, primarily as a result of the Bank's increased origination of fixed-rate home equity loans. The Bank originated $16.4 million, $20.0 million and $17.5 million of consumer loans in fiscal 2000, 1999 and 1998 out of total loan originations and purchases of $57.0 million, $41.5 million and $44.5 million, respectively. Although consumer loans may involve a greater risk of loss than residential real estate loans due to the nature of the collateral involved (or the absence of collateral), the Bank carefully reviews the creditworthiness of the borrower and, where applicable, the value of the collateral for such loans. However, since the amount outstanding on each individual loan is smaller, the risk of financial loss per loan is lower when compared to mortgage and commercial lending.

         Installment loans, consisting primarily of home equity loans, accounted for $34.9 million or 99.4% of all consumer loans at June 30, 2000. Installment loans generally have terms of less than five years with fixed rates of interest. Home equity loans typically have fixed interest rates and terms up to 20 years, although a majority of such loans have terms of ten years or less. The Bank does not require that it hold the first mortgage on the secured property. The Bank also offers a home equity line of credit with an adjustable rate of interest.

         Loans on savings accounts are also offered with the interest rate set at the higher of the underlying collateral rate plus 3% or the current Federal Reserve Board discount rate plus 5%, the interest rate being adjusted if the rate on the account or the Federal Reserve Board discount rate changes. Such loans are generally made for up to 90% of the amount in the savings account and accounted for $211,000 or .6% of the consumer loan portfolio at June 30, 2000.

         REGULATORY REQUIREMENTS. Under the provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank may make to any one borrower is limited to the loans to one borrower limitations applicable to national banks (i.e., 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus when the loan is fully secured by readily marketable securities). At June 30, 2000, the Bank's loans to one borrower limit was approximately $3.5 million and the largest aggregate amount of loans by the Bank to any one borrower, including related entities, was a $714,000 loan secured by rental properties which includes an office building. This loan was current as of June 30, 2000.

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

         If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a public auction at which the Bank may participate as a bidder at the sale. If the Bank is the successful bidder, the acquired property is then included in the Bank's "real estate owned" account until it is sold. The Bank is permitted to finance the sales of these properties by "loans to facilitate," which involve a lower down payment or a longer term than would be generally allowed by the Bank's underwriting standards. At June 30, 2000, the Bank had one loan to facilitate amounting to $27,000.

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

         The following table sets forth information regarding the Bank's nonaccrual loans and real estate owned at the dates indicated. The Bank did not have any troubled debt restructurings at June 30, 2000.

                                                                June 30,
                                                 ------------------------------------
                                                 2000    1999    1998    1997    1996
                                                 ----    ----    ----    ----    ----
                                                        (Dollars in Thousands)
Nonaccruing loans:
  Single-family residential real estate          $476    $364    $355    $600    $364
  Commercial real estate                           36      --     119     158     198
  Multi-family residential                         22      22      23      28      39
  Consumer and other loans                         26      90      64     129      11
                                                 ----    ----    ----    ----    ----
     Total nonaccruing loans                     $560    $476    $561    $915    $612
                                                 ====    ====    ====    ====    ====

Total nonperforming loans as a
  percentage of net loans receivable              .33%    .31%    .37%    .63%    .43%
                                                 ====    ====    ====    ====    ====
Total real estate owned, net of related
  reserves                                       $ --    $377    $143    $ --    $219
                                                 ====    ====    ====    ====    ====
Total nonperforming loans and real
  estate owned as a percentage of total assets    .22%    .37%    .32%    .43%    .42%
                                                 ====    ====    ====    ====    ====

         Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified as "substandard" and "doubtful," the institution is required to establish prudent general loan loss reserves in accordance with Generally Accepted Accounting Principles ("GAAP"). Assets classified "loss" must be completely written off. A category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and to set aside appropriate loss reserves on the basis of such classification. At June 30, 2000, the Bank's classified assets totaled $606,000 all of which were assets classified as substandard. Assets classified as substandard consisted of the Bank's nonperforming residential, multi-family and commercial real estate loans, consumer loans and real estate owned, certain loans which were delinquent between 15 and 90 days and other current loans which have in the past displayed characteristics which reflect potential weaknesses.

         ALLOWANCES FOR ESTIMATED LOAN LOSSES. Provisions for loan losses on first mortgage and other loans are charged to earnings in amounts that result in allowances appropriate, in management's judgment, to cover anticipated losses. In determining the appropriate level of provisions for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. The Bank's allowances for loan losses totaled $1.8 million at June 30, 2000 or 321.1% of total nonperforming loans at such date. The Bank's management believes that its present allowances for losses are appropriate. However, while management uses the best information available to make such determinations, future adjustments to the loan loss allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgements about information available to them at the time of their examination.

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

         The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.

                                                      Year Ended June 30,
                                    ------------------------------------------------------
                                     2000        1999        1998        1997        1996
                                    ------      ------      ------      ------      ------

                                                    (Dollars in Thousands)
Balance at beginning of
   period                           $1,866      $1,852      $1,943      $1,899      $1,893
                                    ------      ------      ------      ------      ------

Charge-offs:
   Residential real estate             (53)        (14)        (71)        (15)        (20)
   Commercial real estate               --          --         (20)         --         (10)
   Consumer                            (46)        (47)        (61)        (39)        (51)
                                    ------      ------      ------      ------      ------
     Total charge-offs                 (99)        (61)       (152)        (54)        (81)
                                    ------      ------      ------      ------      ------
 Recoveries:
   Residential real estate              --          --          --          --           1
   Consumer                             13          57          43          68          56
                                    ------      ------      ------      ------      ------
     Total recoveries                   13          57          43          68          57
                                    ------      ------      ------      ------      ------
Net (charge-offs) recoveries           (86)         (4)       (109)         14         (24)
                                    ------      ------      ------      ------      ------

Provision for losses on loans           18          18          18          30          30
                                    ------      ------      ------      ------      ------

Balance at end of period            $1,798      $1,866      $1,852      $1,943      $1,899
                                    ======      ======      ======      ======      ======

Allowance for loan losses as a
  percent of total net loans
  outstanding                         1.06%       1.23%       1.23%       1.34%       1.32%
                                    ======      ======      ======      ======      ======

Allowance for loan losses as a
  percent of nonperforming loans    321.07%     392.02%     330.12%     212.35%     310.29%
                                    ======      ======      ======      ======      ======

Ratio of net charge-offs to
  average loans outstanding           (.01)%       --%        (.07)%       --%       (0.02)%
                                    ======      ======      ======      ======      ======

         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                         June 30,
                           ---------------------------------------------------------------------------------------------------
                                  2000                1999                1998                1997               1996
                           ------------------  ------------------  ------------------  ------------------  -------------------
                                      Percent             Percent             Percent             Percent              Percent
                                     of Loans            of Loans            of Loans            of Loans             of Loans
                                      in Each             in Each             in Each             in Each              in Each
                                     Category            Category            Category            Category             Category
                                     to Total            to Total            to Total            to Total             to Total
                           Amount       Loans  Amount       Loans  Amount       Loans  Amount       Loans  Amount        Loans
                           ------    --------  ------    --------  ------    --------  ------    --------  ------     --------
                                                                   (Dollars in Thousands)
Residential real
 estate(1)                 $  898     75.5%    $  873     74.1%    $  603     76.7%    $  600     78.6%    $  598      79.0%
Multi-family real estate       25      1.4%        17      1.0%        26      1.6%        29      1.8%        30       1.9%
Commercial real estate        164      3.0%       177      3.5%       203      4.1%       237      3.8%       231       3.9%
Consumer and other            711     20.1%       655     21.4%       282     17.6%       250     15.8%       234      15.2%
Unallocated                    --       --        144       --        738       --        827       --        806        --
                           ------    -----     ------    -----     ------    -----     ------    -----     ------     -----
Total                      $1,798    100.0%    $1,866    100.0%    $1,852    100.0%    $1,943    100.0%    $1,899     100.0%
                           ======    =====     ======    =====     ======    =====     ======    =====     ======     =====

----------

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

         The FHLMC is a public corporation chartered by the U.S. government and it guarantees the timely payment of interest and the ultimate return of principal within one year. The FHLMC mortgage-backed securities are not backed by the full faith and credit of the United States, but because the FHLMC is a U.S. government sponsored enterprise, these securities are considered high quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government assisted housing programs. The GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the U.S. Government. The FNMA guarantees the timely payment of principal and interest, and FNMA securities are indirect obligations of the U.S. Government.

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

      The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                                                June 30,
                                                                      ---------------------------
                                                                        2000     1999      1998
                                                                      -------   -------   -------
                                                                             (In Thousands)
Mortgage-backed securities held to maturity:
  FNMA Remic                                                          $    74   $   100   $   151
  FHLMC Remic                                                             323       972       900
                                                                      -------   -------   -------
     Total                                                            $   397   $ 1,072   $ 1,051
                                                                      =======   =======   =======

Mortgage-backed securities available for sale:
  GNMA                                                                $ 4,197   $ 4,721   $ 3,973
  FNMA                                                                  3,318     4,042     3,424
  FHLMC                                                                   979        58       183
  FNMA Remic                                                               --        --       228
  FHLMC Remic                                                           2,584     2,994     3,454
                                                                      -------   -------   -------
     Total                                                            $11,078   $11,815   $11,262
                                                                      =======   =======   =======

      Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at June 30, 2000 is presented below.

                                                         Amounts at June 30, 2000 Which Mature in
                                              --------------------------------------------------------------
                                                                         After Five
                                               One Year    After One to      to       Over 10
                                               or Less      Five Years    10 Years     Years          Total
                                               --------    ------------  ----------   -------        -------
Mortgage-backed securities held to maturity:
  FNMA Remic                                   $ --        $ --          $ --         $    74        $    74
  FHLMC Remic                                    --          --            --             323            323
                                               ----        ----          ----         -------        -------
      Total                                    $ --        $ --          $ --         $   397        $   397
                                               ====        ====          ====         =======        =======
Weighted average yield                           --%         --%           --%            6.6%           6.6%
                                               ====        ====          ====         =======        =======


Mortgage-backed securities
available for sale:
  GNMA                                         $ --        $ --          $ --         $ 4,197        $ 4,197
  FNMA                                           --          17            --           3,301          3,318
  FHLMC                                          --          --            --             979            979
  FHLMC Remic                                    --          --            --           2,584          2,584
                                               ----        ----          ----         -------        -------
      Total                                    $ --        $ 17          $ --         $11,061        $11,078
                                               ====        ====          ====         =======        =======
Weighted average yield                           --%        9.4%           --%            7.1%           7.1%
                                               ====        ====          ====         =======        =======

      Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At June 30, 2000, none of the Bank's mortgage-backed securities were pledged to secure obligations of the Bank.

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

      The following table sets forth the composition and amortized cost of the Bank's investment securities at each of the dates indicated.

                                                      June 30,
                                            ---------------------------

                                              2000      1999      1998
                                            -------   -------   -------

                                                  (In Thousands)

Investment securities held to
maturity:
   Corporate notes and
    commercial paper                        $21,931   $12,439   $14,003
                                            =======   =======   =======

Investment securities available for sale:
Municipal obligations                       $21,500   $18,301   $ 8,914
Shay Financial Services
      ARMs Fund                              16,137    15,240    14,444
FNMA preferred stock                            250       250       250
FHLMC preferred stock                           250       250       250
FNMA stock                                      723       582       610
FHLMC stock                                     590       480       925
SLM Student Loan Trust                          606       783        --
Standard Insurance Company stock                  4         4        --
                                            -------   -------   -------
                                            $40,060   $35,890   $25,393
                                            =======   =======   =======

      The following table sets forth the composition and maturities of the Bank's investment securities portfolio at June 30, 2000.

                                                  Amounts at June 30, 2000 Which Mature In
                                            ---------------------------------------------------
                                            One Year    1 to 5    5 to 10    Over 10
                                            or Less     Years      Years      Years      Total
                                            --------    ------    -------    -------    -------

                                                          (Dollars in Thousands)

Investment securities held to maturity:
   Corporate notes and
    commercial paper                        $    --     $2,499    $7,498     $11,934    $21,931
                                            =======     ======    ======     =======    =======
   Weighted average
    yield                                        --%       6.4%      7.2%        7.6%       7.3%
                                            =======     ======    ======     =======    =======

Investment securities available for sale:
   Municipal obligations                    $    --     $   --    $  186     $21,314    $21,500
   Shay Financial
     Services Arms Fund (1)                  16,137         --        --          --     16,137
   FMNA preferred stock (1)                     250         --        --          --        250
   FHLMC preferred stock (1)                    250         --        --          --        250
   FMNA stock (1)                               723         --        --          --        723
   FHLMC stock  (1)                             590         --        --          --        590
   SLM Student Loan Trust                        --         --       606          --        606
   Standard Insurance
    Company stock (1)                             4         --        --          --          4
                                            -------     ------    ------     -------    -------
               Total                        $17,954     $   --    $  792     $21,314    $40,060
                                            =======     ======    ======     =======    =======
      Weighted average
       yield                                    6.0%        --%      6.4%        5.4%       5.7%
                                            =======     ======    ======     =======    =======

----------

(1)  Such investment securities have no stated contractual maturity.

SOURCES OF FUNDS

      GENERAL. Savings accounts and other types of deposits have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments and maturities and repayments of investment and mortgage-backed securities. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer term basis to support expanded lending activities or asset/liability management. During fiscal 2000, the Bank increased its outstanding balance of FHLB advances by $13.4 million for asset/liability management purposes.

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

      The following table sets forth the distribution of the Bank's deposits by type of deposit at the dates indicated.


                                                                     As of June 30,
                                        -----------------------------------------------------------------------
                                            2000                         1999                        1998
                                        ----------------------   ---------------------   ----------------------
                                                        % of                    % of                     % of
                                         Amount       Deposits    Amount      Deposits   Amount        Deposits
                                        --------      --------   --------     --------   --------      --------

                                                               (Dollars in Thousands)

Passbook and club accounts              $ 31,257       16.2%     $ 30,426      16.7%     $ 29,531       16.9%
NOW accounts                              29,049       15.1        26,555      14.6        24,916       14.2
MMDAs                                     15,812        8.2        15,750       8.6        16,444        9.4
Fixed-rate certificates                   84,811       44.0        79,518      43.7        73,961       42.2
Jumbo certificates                         2,107        1.1         1,500        .8         2,000        1.1
IRA and Keogh accounts                    29,627       15.4        28,369      15.6        28,538       16.2
                                        --------      -----      --------     -----      --------      -----
  Total                                 $192,663      100.0%     $182,118     100.0%     $175,390      100.0%
                                        ========      =====      ========     =====      ========      =====


      The large variety of savings accounts offered by the Bank has increased the Bank's ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). However, these accounts have been more costly than traditional accounts in periods of rising interest rates. In addition, the Bank has become increasingly sensitive to short-term fluctuations in deposit flows, due to customers becoming more rate conscious. As customers have become more rate conscious and willing to move funds into higher yielding accounts, the ability of the Bank to attract and maintain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by market conditions.

      The following table sets forth information relating to the Bank's deposit flows during the periods indicated.

                                 Year Ended June 30,
                             ---------------------------
                               2000      1999      1998
                             -------   -------   -------
                                    (In Thousands)
Increase (decrease) before
  interest credited          $ 4,090   $   550   $(6,078)
Interest credited              6,455     6,178     6,449
                             -------   -------   -------
                             $10,545   $ 6,728   $   371
                             =======   =======   =======

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

      The Bank's deposits are obtained primarily from persons who are residents of Pennsylvania, particularly Allegheny and Butler counties. The Bank does not advertise for deposits outside of Pennsylvania and management believes that an insignificant amount of the Bank's deposits were held by nonresidents of Pennsylvania at June 30, 2000. The Bank has not used brokers to obtain funds to date and management of the Bank does not intend to utilize brokers to obtain such deposits in the future.

      The following table presents, by various interest rate categories, the amounts of certificates of deposit at the dates indicated and the amounts at June 30, 2000 which mature during the periods indicated.

                                                               Amounts at June 30, 2000 Maturing
                                 As of June 30,                      in the Year Ended June,
                             --------------------      ---------------------------------------------------
                               1999        2000          2001          2002        2003         Thereafter
                             --------    --------      --------      -------     --------       ----------
                                                           (In Thousands)
Certificate Accounts:
   2.00% to    3.99%         $  1,369    $    364      $    364      $    --     $     --       $    --
   4.00% to    5.99%           91,112      68,203        47,798       12,518        3,244         4,643
   6.00% to    7.99%           16,448      47,943        13,482       16,322       12,639         5,500
   8.00% to    9.99%              458          35            35           --           --            --
                             --------    --------      --------      -------     --------       -------
Total                        $109,387    $116,545      $ 61,679      $28,840     $ 15,883       $10,143
                             ========    ========      ========      =======     ========       =======

      The Bank has attempted to encourage certificate holders to invest the proceeds of their maturing certificates in longer term certificates of deposit by offering commensurately higher interest rates in order to reduce the vulnerability of the Bank to interest rate risk. To ensure a continuity of this trend, as well as to maintain adequate deposit levels, the Bank expects to offer competitive rates relative to its marketplace. The Bank is confident that by competitively pricing these certificates, balance levels deemed appropriate by management can be achieved on a continuing basis. If necessary, the Bank also has the capacity to borrow from the FHLB of Pittsburgh and from other sources to maintain adequate liquidity.

      As of June 30, 2000, certificates of deposit in amounts of $100,000 or more in the Bank amounted to $2.1 million. The following table sets forth as of June 30, 2000 the distribution of certificates of deposit of $100,000 or more by time remaining to maturity.

                                    Amount
                                --------------
                                (In Thousands)

Three months or less                $1,405
Over three through six months           --
Over six though 12 months              300
Over 12 months                         402
                                    ------
    Total                           $2,107
                                    ======

      The following table presents information concerning deposit accounts at June 30, 2000, including the weighted average rate and the scheduled maturity of certificates of deposit.


                                                       % of Total      Average
                                        Amounts         Deposits         Rate
                                    --------------     ----------      -------
                                    (In Thousands)

Passbook and club accounts             $ 31,257           16.2%          2.13%
Now accounts                             29,049           15.1           1.02
MMDA's                                   15,812            8.2           2.24
                                       --------          -----           ----
  Total                                  76,118           39.5           1.73
                                       --------          -----           ----
Certificates maturing by quarter:
  September 30, 2000                     19,990           10.4           5.11
  December 31, 2000                      14,255            7.4           5.20
  March 31, 2001                         16,835            8.7           5.52
  June 30, 2001                          10,599            5.5           5.64
  September 30, 2001                     12,762            6.6           5.88
  December 31, 2001                       9,428            4.9           5.88
  March 31, 2002                          5,160            2.7           5.98
  June 30, 2002                           1,490            0.8           5.60
  September 30, 2002                      5,654            2.9           6.30
  December 31, 2002                       7,045            3.7           6.68
  March 31, 2003                          1,219            0.6           5.59
  June 30, 2003                           1,965            1.0           6.90
  Thereafter                             10,143            5.3           5.97
                                       --------          -----           ----
Total certificate accounts              116,545           60.5           5.67
                                       --------          -----           ----
    Total deposits                     $192,663          100.0%          4.11%
                                       ========          =====           ====

         BORROWINGS. Laurel Savings may obtain advances from the FHLB of Pittsburgh upon the security of the capital stock of the FHLB which it owns, deposits with the FHLB of Pittsburgh and certain of its home mortgages, provided certain standards related to creditworthiness are met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At June 30, 2000, 1999 and 1998, the Bank had $33.4 million, $20.0 million and $17.0 million, respectively, of FHLB advances outstanding.

       The following table presents certain information regarding FHLB advances for the periods indicated:

                                    Year Ended June 30,
                               -----------------------------
                                2000        1999       1998
                               -------    -------    -------
                                   (Dollars in thousands)

FHLB advances:
Average balance outstanding    $22,736    $18,555    $12,998
Maximum amount
 outstanding at any month-
 end during the period         $33,424    $20,031    $17,035
Weighted average interest
 rate during the period           5.67%      5.43%      5.54%
Amount outstanding at the
 end of the period             $33,424    $20,029    $17,033
Weighted average rate at the
 end of the period                6.34%      5.41%      5.49%

         Many financial institutions obtain funds from sales of securities to institutional investors under agreements to repurchase ("institutional repurchase agreements"), which are considered borrowings. The Bank has not utilized and has no present intention to utilize institutional repurchase agreements as a source of funds.

SUBSIDIARIES

         The Bank has one wholly owned subsidiary, Laurel Financial Services Corporation ("LFSC"), which is the result of combining its former wholly owned subsidiaries of All-Par Service Corporation and Pesa Service Corporation. LFSC is currently inactive. At June 30, 2000, LFSC had no assets or liabilities.

EMPLOYEES

         The Bank had 40 full-time employees and 10 part-time employees as of June 30, 2000. None of the employees are represented by a collective bargaining agent, and the Bank believes it enjoys good relations with its personnel.

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

                                   REGULATION

         Set forth below is a brief description of certain laws and regulations which together with the descriptions of laws and regulations contained elsewhere herein, are deemed material to an investor's understanding of the extent to which the Company and the Bank are regulated. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

THE COMPANY

         GENERAL. The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Company is subject to regulation and supervision by the Federal Reserve Board and the Department. The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Department.

         BHCA ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. Pennsylvania banking law permits the interstate acquisition of banking institutions by bank holding companies on a regional and reciprocal basis. See "- The Bank - Interstate Acquisitions." No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

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

         FDIC INSURANCE PREMIUMS. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examination of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

         CAPITAL REQUIREMENTS. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2000, the Bank met each of its capital requirements.

         The following table sets forth certain information concerning the Bank's regulatory capital at June 30, 2000.

                                                          Tier 1     Tier 2
                                               Tier 1      Risk-      Risk-
                                                Core       Based      Based
                                               Capital    Capital    Capital
                                               -------    -------    -------
Equity Capital (1)                             $23,344    $23,344    $23,344
Plus general valuation allowances (2)               --         --      1,774
                                               -------    -------    -------
        Total regulatory capital                23,344     23,344     25,118
Minimum required capital                         9,902      5,676     11,353
                                               -------    -------    -------
        Excess regulatory capital              $13,442    $17,668    $13,765
                                               =======    =======    =======
Regulatory capital as a percentage (3)            9.43%     16.45%     17.70%
Minimum required capital percentage               4.00       4.00       8.00
                                               -------    -------    -------
        Excess regulatory capital percentage      5.43%     12.45%      9.70%
                                               =======    =======    =======

----------

(1) Represents equity capital of the Bank as reported to the FDIC and the Department for the quarter ended June 30, 2000.

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total assets of $247,551. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighed assets of $141,884.

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

         ACCRUAL METHOD OF ACCOUNTING. For federal income tax purposes, the Company and the Bank currently report income and expenses on the accrual basis method of accounting.

         BAD DEBT RESERVES. Savings institutions such as the Bank, having average adjusted assets of less than $500 million are allowed to utilize the experience method of Internal Revenue Code Section 585 to compute its bad debt deduction.

         The experience method permits the Bank to deduct an amount necessary to increase its reserve for loan losses, with certain limitations, to a level computed using a six-year moving average based on the total loans outstanding at the close of the taxable year. The Bank may also use the specific charge-off method.

         The bad debt deduction under the experience method is equal to the greater of two alternatives. Under the first alternative, the Bank computes the ratio of: (1) total bad debts net of recoveries sustained during the taxable year and during the five preceding taxable years; to (2) the sum of "loan outstanding" at the close of each of those six years. This ration is then applied to the loans outstanding at the close of the taxable year, and the result of this calculation constitutes the maximum reserve balance. The maximum addition for the taxable year under the first alternative is the amount required to bring the reserve to this balance. Under the second alternative (referred to as the minimum addition rule), the Bank can claim a deduction to bring the reserve balance to the base-year level.

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

         NET OPERATING LOSS CARRYOVERS. For years beginning after August 5, 1997, financial institutions like the Bank may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. As of June 30, 2000, the Bank had no net operating loss carryover for federal income tax purposes.

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

         The Company's federal income tax returns for its tax years beginning after June 30, 1997 and subsequent periods are open under the statute of limitations and are subject to review by the Internal Revenue Service.

         STATE TAXATION. The Company is subject to the Corporate Net Income Tax and Capital Stock Tax of the Commonwealth of Pennsylvania. Dividends received from the Bank qualify for a 100% dividends received deduction and are not subject to Corporate Net Income Tax. In addition, the Company's investments in its subsidiaries qualify as exempt intangible assets and greatly reduce the amount of Capital Stock Tax assessed.

         The Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Bank's financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction.

ITEM 2.  PROPERTIES.

         The following table sets forth certain information as of June 30, 2000 with respect to the offices of the Company and Laurel Savings.

                                                                                  Net Book Value of Property or
                                       Owned or                Lease              Leasehold Improvements as of
      Location                          Leased            Expiration Date                 June 30, 2000
----------------------------           --------           ---------------         -----------------------------
Allegheny County:

  363 Butler Street
  Etna                                   Owned                                                $ 102
  1416 Mt. Royal Blvd.
  Glenshaw                               Owned                                                  153
  1801 Jancey Street
  Morningside, Pittsburgh                Leased                2001(1)                           --
  2724 Harts Run Road
  Allison Park                           Owned                                                  502
  744 Little Deer Creek Road
  Russellton                             Owned                                                   80
Butler County:
  125 West Main Street
  Saxonburg                              Owned                                                  169

----------

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from pages 1 and 3 of the Company's Annual Report to Stockholders attached hereto as
Exhibit 13 (the "2000 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page 29 of the Company's 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 30 to 42 of the Company's 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 30 to 32 of the Company's 2000 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 7 to 28 of the Company's 2000 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from "Information With Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders for fiscal 2000 ("Proxy Statement").

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

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 hereto):

         Independent Auditors' Report

         Consolidated Statements of Financial Condition at
         June 30, 2000 and 1999

         Consolidated Statements of Operations for the Years Ended June 30, 2000, 1999 and 1998

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2000, 1999 and 1998

         Consolidated Statements of Cash Flows for the Years Ended June 30, 2000, 1999 and 1998

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

         (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

       No.        Exhibits                                                  Page
       ---        --------                                                  ----
       3.1        Articles of Incorporation                                    *
       3.2        Bylaws                                                       *
       4          Common Stock Certificate                                     *
       10.1       1987 Stock Compensation Program                              *
       10.2       1993 Key Employee Stock Compensation Program                **
       10.3       1993 Directors' Stock Option Plan                           **
       10.4       1996 Stock Option Plan                                     ***
       10.5       Employment agreement between Laurel Savings Bank and
                    Edwin R. Maus                                            ***
       11         Earnings Per Share Computation
       13         2000 Annual Report to Stockholders
       21         See "Business - Subsidiaries"
                    for the required information.
       23         Consent of KPMG LLP
       27         Financial Data Schedule

----------

     * Incorporated by reference to the Company's Registration Statement on Form S-4.

     ** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1994.

     *** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1997.

     (b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

     (c)  See (a)(3) above for all exhibits and the Exhibit Index.

     (d) There are no other financial statements and Financial Statement Schedules which were excluded from the 2000 Annual Report to Stockholders which are required to be included herein.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LAUREL CAPITAL GROUP, INC.


                                                By: /s/ Edwin R. Maus
                                                    ----------------------------
Date: September 28, 2000                            Edwin R. Maus, President and
                                                     Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Arthur G. Borland                                  Date: September 28, 2000
----------------------------------------------------
Arthur G. Borland, Director

 /s/ Richard  J. Cessar                                 Date: September 28, 2000
----------------------------------------
Richard J. Cessar, Chairman of the Board

 /s/ Annette D. Ganassi                                 Date: September 28, 2000
----------------------------------------
Annette D. Ganassi, Director

 /s/ Richard S. Hamilton                                Date: September 28, 2000
----------------------------------------
Richard S. Hamilton, Director

 /s/ Harvey J. Haughton                                 Date: September 28, 2000
----------------------------------------
Harvey J. Haughton, Director

 /s/ Edwin R. Maus                                      Date: September 28, 2000
----------------------------------------
Edwin R. Maus, Director, President
 and Chief Executive Officer

 /s/ J. Harold Norris                                   Date: September 28, 2000
----------------------------------------
J. Harold Norris, Director

 /s/ John A. Howard, Jr.                                Date: September 28, 2000
----------------------------------------
John A. Howard, Jr., Senior Vice President,
 Chief Financial Officer and Corporate
  Secretary/Treasurer