Form 10-Q
period 2000-09-30
LAUREL CAPITAL GROUP INC
filed 2000-11-14
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ________________ to ______________

Commission File Number: 0-23101

                           LAUREL CAPITAL GROUP, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                          25-1717451
-------------------------------                          ---------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

     2724 Harts Run Road
  Allison Park, Pennsylvania                                    15101
-------------------------------                               --------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number including area code:  (412) 487-7404


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

                           Class: Common stock, par value $.01 per share Outstanding at November 1, 2000: 1,957,292 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX



                                                                                                   PAGE
                                                                                                   ----

Part I - Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of                   .....      1
                  September 30, 2000 and June 30, 2000

                  Consolidated Statements of Operations for the Three                    .....      2
                  Months Ended September 30, 2000 and 1999

                  Consolidated Statement of Stockholders' Equity for the                 .....      3
                  Three Months Ended September 30, 2000

                  Consolidated Statements of Cash Flows for the Three                    .....      4
                  Months Ended September 30, 2000 and 1999

                  Notes to Unaudited Consolidated Financial Statements                   .....    5-9

Item 2.           Management's Discussion and Analysis of Financial                      .....  10-15
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk             .....     15

Part II - Other Information

                  Item 1.  Legal Proceedings                                             .....     16

                  Item 2.  Changes in Securities and Use of Proceeds                     .....     16

                  Item 3.  Defaults Upon Senior Securities                               .....     16
                  Item 4.  Submission of Matters to a Vote of
                           Security Holders                                              .....     16

                  Item 5.  Other Information                                             .....     16

                  Item 6.  Exhibits and Reports on Form 8-K                              .....     16


Signatures                                                                               .....     17

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                             September 30,                   June 30,
                                                                                      2000                       2000
---------------------------------------------------------------------------------------------------------------------
                                                                               (unaudited)
     ASSETS


Cash                                                                           $       893                $       822
Interest-earning deposits with other institutions                                    3,517                      4,096
Investment securities available for sale                                            39,244                     38,665
Investment securities held to maturity
    (market value of $21,350 and $21,144                                            21,932                     21,931
Mortgage-backed securities available for sale                                       10,867                     10,947
Mortgage-backed securities held to maturity
    (market value of $332 and $396)                                                    332                        397
Loans receivable, held for sale                                                      1,621                      1,514

Loans receivable                                                                   174,144                    171,319
Allowance for loan losses                                                           (1,764)                    (1,798)
---------------------------------------------------------------------------------------------------------------------

     Loans receivable, net                                                         172,380                    169,521

Federal Home Loan Bank stock                                                         2,046                      1,671
Real estate owned                                                                      142                         --
Accrued interest receivable:
     Loans                                                                             921                        874
     Interest-earning deposits and investments                                         576                        790
     Mortgage-backed securities                                                         67                         67

Office properties and equipment, net of accumulated depreciation                     1,366                      1,413
Prepaid expenses and sundry assets                                                   1,200                      1,365
---------------------------------------------------------------------------------------------------------------------

               Total Assets                                                    $   257,104                $   254,073
---------------------------------------------------------------------------------------------------------------------


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Savings deposits                                                          $   188,166                $   192,663
     FHLB advances                                                                  40,923                     33,424
     Advance deposits by borrowers for taxes and insurance                           1,084                      3,092
     Accrued interest payable                                                        1,620                        404
     Accrued income taxes                                                              563                        239
     Other accrued expenses and sundry liabilities                                   1,021                      1,005
---------------------------------------------------------------------------------------------------------------------

               Total Liabilities                                                   233,377                    230,827
---------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

     Common stock,  $.01 par value;
        5,000,000 shares authorized;  2,332,251 and 2,329,272 shares
        issued, respectively                                                            23                         23
     Additional paid-in capital                                                      5,237                      5,224
     Treasury stock, at cost (369,370 and 328,670 shares)                           (5,257)                    (4,711)
     Retained earnings                                                              24,627                     24,120
     Accumulated other comprehensive loss, net of tax                                 (500)                    (1,007)
     Stock held in deferred compensation trust                                        (403)                      (403)
---------------------------------------------------------------------------------------------------------------------

               Total Stockholders' Equity                                           23,727                     23,246
---------------------------------------------------------------------------------------------------------------------

               Total Liabilities and Stockholders' Equity                      $   257,104                $   254,073
---------------------------------------------------------------------------------------------------------------------



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

             For the Three Months Ended September 30, 2000 and 1999
                      (In thousands, except per share data)


                                                                          Three months ended
                                                                             September 30,
                                                                     ---------------------------
                                                                       2000                 1999
                                                                     ------               ------
Interest income:
    Loans                                                            $3,348               $2,908
    Mortgage-backed securities                                          204                  217
    Investments                                                       1,014                  869
    Interest-earning deposits                                            24                   25
                                                                     ------               ------

         Total interest income                                        4,590                4,019

Interest expense:
    Savings deposits                                                  1,989                1,767
    Borrowings                                                          564                  272
                                                                     ------               ------

         Total interest expense                                       2,553                2,039
                                                                     ------               ------

Net interest income before provision
    for loan losses                                                   2,037                1,980
Provision for loan losses                                                 5                    5
                                                                     ------               ------

Net interest income after provision
    for loan losses                                                   2,032                1,975
                                                                     ------               ------

Other income:
    Service charges                                                     180                  181
    Net gain on sale of investments and
         mortgage-backed securities available for sale                    5                   --
    Gain on the sale of loans held for sale                               5                    7
    Other operating income                                               16                   15
                                                                     ------               ------

         Total other income                                             206                  203
                                                                     ------               ------

Operating expenses:
    Compensation, payroll taxes and
         fringe benefits                                                500                  464
    Premises and occupancy costs                                        135                  151
    Federal insurance premiums                                           10                   26
    Net loss on real estate owned                                         1                   40
    Data processing expense                                              55                   52
    Professional fees                                                    49                   40
    Other operating expenses                                            273                  227
                                                                     ------               ------

         Total operating expenses                                     1,023                1,000
                                                                     ------               ------

Income before income taxes                                            1,215                1,178
                                                                     ------               ------


Provision for income taxes:
    Federal                                                             314                  304
    State                                                                58                   59
                                                                     ------               ------

         Total income taxes                                             372                  363
                                                                     ------               ------


         Net income                                                  $  843               $  815
                                                                     ======               ======

Earnings per share
         Basic                                                       $ 0.43               $ 0.38
                                                                     ======               ======

         Diluted                                                     $ 0.41               $ 0.36
                                                                     ======               ======

Dividends per share                                                  $ 0.17               $ 0.16
                                                                     ======               ======

      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                  For the Three Months Ended September 30, 2000
                                 (In thousands)


                                                              Additional
                                               Common            Paid-in            Treasury           Retained
                                                Stock            Capital               Stock           Earnings
                                                -----            -------               -----           --------

Balance, June 30, 2000                       $     23           $  5,224           ($ 4,711)           $ 24,120

Comprehensive income:
       Net income                                  --                 --                 --                 843
       Other comprehensive income,
            net of tax $235                        --                 --                 --                  --
       Reclassification adjustment
            net of tax $25
                                             --------           --------           --------            --------

Total comprehensive income                         --                 --                 --                 843

Stock options exercised
     (2,979 shares)                                --                 13                 --                  --

Dividends on common stock
     at $0.17 per share                            --                 --                 --                (336)

Treasury stock purchased                           --                 --               (546)                 --

Net purchase of stock in
     deferred compensation trust                   --                 --                 --                  --
                                             --------           --------           --------            --------

Balance, September 30, 2000                  $     23           $  5,237           ($ 5,257)           $ 24,627
                                             ========           ========           ========            ========



                                           Accumulated
                                                 Other       Stock Held in
                                         Comprehensive            Deferred              Total
                                                Income        Compensation      Stockholders'
                                            Net of Tax               Trust             Equity
                                            ----------               -----             ------

Balance, June 30, 2000                       ($ 1,007)           ($   403)           $ 23,246

Comprehensive income:
       Net income                                  --                  --                 843
       Other comprehensive income,
            net of tax $235                       460                  --                 460
       Reclassification adjustment
            net of tax $25                         47
                                             --------            --------            --------

Total comprehensive income                        507                  --               1,350

Stock options exercised
     (2,979 shares)                                --                  --                  13

Dividends on common stock
     at $0.17 per share                            --                  --                (336)

Treasury stock purchased                           --                  --                (546)

Net purchase of stock in
     deferred compensation trust                   --                  --                   0
                                             --------            --------            --------

Balance, September 30, 2000                  ($   500)           ($   403)           $ 23,727
                                             ========            ========            ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

             For the Three Months Ended September 30, 2000 and 1999
                                 (In thousands)


                                                                                      2000                1999
---------------------------------------------------------------------------------------------------------------

Net income:                                                                       $    843            $    815
      Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                                                                 49                  47
           Provision for loan losses                                                     5                   5
           Net loss on sale of real estate owned                                        --                  29
           Net gain on sale of investment securities available for sale                 (5)                 --
           Gain on the sale of loans held for sale                                      (5)                 (7)
           Amortization of deferred loan fees                                          (20)                (35)
           Origination of loans held for sale                                         (357)               (297)
           Proceeds from sale of loans held for sale                                   255                 433
           (Decrease) increase in accrued interest receivable                          167                 (33)
           Increase in accrued interest payable                                      1,216                 935
           Other - net                                                                 267                 194
---------------------------------------------------------------------------------------------------------------

                     Net cash provided by operating activities                       2,415               2,086
---------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                                --              (8,494)
      Purchase of investment securities available for sale                            (268)             (1,793)
      Purchase of mortgage-backed securities held to maturity                           --                  --
      Purchase of mortgage-backed securities available for sale                         --              (1,000)
      Purchase of FHLB stock                                                          (375)                 --
      Proceeds from sale of investment securities available for sale                   333                  --
      Principal repayments of investment and
         mortgage-backed securities available for sale                                 185                 807
      Principal repayments of investment and
         mortgage-backed securities held to maturity                                    65                 355
      Increase in loans                                                             (2,986)               (955)
      Proceeds from sale of real estate owned                                           --                  13
      Net additions to office properties and equipment                                  (2)                (65)
---------------------------------------------------------------------------------------------------------------

                     Net cash used by investing activities                          (3,048)            (11,132)
---------------------------------------------------------------------------------------------------------------

Financing activities:
      Net decrease in demand and club accounts                                      (2,397)               (468)
      Net (decrease) increase in time deposit accounts                              (2,100)                154
      Net increase in FHLB advances                                                  7,499               3,099
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                    (2,008)             (2,007)
      Stock options exercised                                                           13                   2
      Acquisition of treasury stock                                                   (546)               (476)
      Dividends paid                                                                  (336)               (347)
---------------------------------------------------------------------------------------------------------------

                     Net cash provided by financing activities                         125                 (43)
---------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                               (508)             (9,089)
Cash and cash equivalents at beginning of period                                     4,918              12,111
---------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $  4,410            $  3,022
---------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
           Interest on savings deposits                                           $    773            $    832
           Interest on FHLB advances                                                   507                 286
           Income taxes                                                                110                  76
      Transfer of loans to real estate owned                                           142                  --

      Cash paid during the period for interest includes interest credited on deposits of $552 and $627 for the three months ended September 30, 2000 and 1999, respectively.
---------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2000 AND JUNE 30, 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2000. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2000 Annual Report to Stockholders for the year ended June 30, 2000. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                         Three Months Ended
                                                           September 30,
                                                    2000                 1999
                                                 -------------------------------
Basic earnings per share:
   Net income                                          $843                 $815
   Weighted average shares outstanding            1,978,530            2,158,628
   Earnings per share                                 $0.43                $0.38

Diluted earnings per share:
   Net income                                          $843                 $815
   Weighted average shares outstanding            1,978,530            2,158,628
   Dilutive effect of employee
      stock options                                  67,771               88,691
                                                 ----------           ----------

   Diluted weighted shares outstanding            2,046,301            2,247,319
   Earnings per share                                 $0.41                $0.36


Options to purchase 72,596 shares of common stock at prices ranging from $14.69 to $19.00 per share were outstanding during the three months ended September 30, 2000 but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

For the three months ending September 30, 1999, options to purchase 69,360 shares of common stock at prices ranging from $15.75 to $19.50 per share were not included in the computation of diluted earnings per share due to their antidilutive effect.


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


COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended September 30, 2000 and 1999, the Company's total comprehensive income was $1,350 and $338, respectively. Total comprehensive income is comprised of net income of $843 and $815, respectively, and other comprehensive income (loss) of $507 and $(477), net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.


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

(3)   INVESTMENT AND MORTGAGE-BACKED SECURITIES

      Investment securities and mortgage-backed securities available for sale are comprised of the following:


                                                                   Amortized            Gross Unrealized            Fair
                                                                        Cost        Gains             Losses       Value
                                                               -----------------------------------------------------------

      AT SEPTEMBER 30, 2000:
           Municipal obligations                                     $21,520         $130               $900     $20,750
           FNMA preferred stock                                          250           --                  3         247
           FHLMC preferred stock                                         250           --                 12         238
           FNMA common stock                                             390          146                 --         536
           FHLMC  common stock                                           590           97                 12         675
           SLMA Student Loan Trust                                       567           18                 --         585
           Standard Insurance Company stock                                4            3                 --           7
           Shay Financial Services
               ARMs Fund                                              16,405           --                199      16,206
                                                               -----------------------------------------------------------

                                                                      39,976          394              1,126      39,244

           Mortgage-backed securities available for sale              10,893           70                 96      10,867
                                                               -----------------------------------------------------------

                   Total                                             $50,869         $464             $1,222     $50,111
                                                               -----------------------------------------------------------



      At September 30, 2000, the contractual maturities of the debt securities   Amortized          Fair
           available for sale are:                                                    Cost         Value
                                                                              ---------------------------

           Due after five years through ten years                                     $752          $774
           Due after ten years                                                      21,335        20,561
                                                                              ---------------------------

                   Total                                                           $22,087       $21,335
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

      Note: Gross realized gains of $5 were recorded during the three months ended September 30, 2000 on the sale of investment securities available for sale. There were no sales of such securities during the three months ended September 30, 1999. Proceeds from the sale of investments available for sale during the three months ended September 30, 2000 were $333.



      Investment and mortgage-backed securities held to maturity are comprised of the following:

                                                       Amortized         Gross Unrealized           Fair
                                                            Cost        Gains       Losses         Value
                                                   ------------------------------------------------------

      AT SEPTEMBER 30, 2000
           Corporate notes and commercial paper          $21,932           $6         $588       $21,350
            Mortgage-backed securities                       332            2            2           332
                                                   ------------------------------------------------------

                   Total                                 $22,264           $8         $590       $21,682
                                                   ------------------------------------------------------



      At September 30, 2000, the contractual maturities of the debt securities   Amortized          Fair
           held to maturity are:                                                      Cost         Value
                                                                              ---------------------------

           Due after one year through five years                                    $2,499        $2,444
           Due after five years through ten years                                    7,498         7,380
           Due after ten years                                                      11,935        11,526
                                                                              ---------------------------

                   Total                                                           $21,932       $21,350
                                                                              ===========================


           Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)    LOANS RECEIVABLE

            Loans receivable are comprised of the following:


                                                  September 30,             June 30,
                                                           2000                 2000
------------------------------------------------------------------------------------
     First mortgage loans:
           1 to 4 family dwellings                    $ 125,711            $ 125,242
           Multi-family dwellings                         2,595                2,476
           Commercial                                     4,740                5,391
           Guaranteed or insured                             33                   34
           Construction and development loans            11,185               10,167
------------------------------------------------------------------------------------

                                                        144,264              143,310

     Commercial loans                                     1,163                  919
     Consumer loans:
           Loans secured by savings accounts                211                  211
           Installment loans                             35,196               34,899
------------------------------------------------------------------------------------

                                                         36,570               36,029
------------------------------------------------------------------------------------

     Loans receivable, net of unearned discounts        180,834              179,339
     Less: Allowance for loan losses                     (1,764)              (1,798)
           Loans in process                              (6,485)              (7,796)
           Deferred loan fees                              (205)                (224)
------------------------------------------------------------------------------------

     Loans receivable, net                            $ 172,380            $ 169,521
------------------------------------------------------------------------------------


       Changes in the allowance for loan losses for the three months ended September 30, 2000 and 1999 are as follows:

                                                      Fiscal                 Fiscal
                                                        2001                   2000
       -----------------------------------------------------------------------------

       Balance at beginning of the fiscal year        $1,798                 $1,866
       Provision for losses                                5                      5
       Charge-offs                                       (42)                   (13)
       Recoveries                                          3                      2
       -----------------------------------------------------------------------------

       Balance at September 30, 2000 and 1999         $1,764                 $1,860
       -----------------------------------------------------------------------------



       At September 30, 2000, the recorded investment in loans that are considered to be impaired under SFAS 114 was $325. Included in this amount is $49 of impaired loans for which the related allowance for loan losses is $12, and $276 of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the three months ended September 30, 2000 was approximately $329. For the three months ended September 30, 2000, the Company recognized interest income on those impaired loans of $0.2 which was recognized using the cash basis method of income recognition.

                                                                    September 30,
                                                               2000               1999
                                                              --------------------------

       Non-accrual loans                                       $354               $566
       Non-accrual loans as a percent of total loans, net      0.21 %             0.37 %


       --------------------------------
       All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA

                                                                         At September 30,
                                                                       2000             1999
                                                                       -----            ----
                                                             (In thousands except per share data)
                                                             ------------------------------------
                                                                          (Unaudited)
Total assets                                                        $257,104         $232,873
Money market investments                                                  --               --
Interest-earning deposits with other institutions                      3,517            1,752
Investment securities available for sale                              39,244           36,615
Investment securities held to maturity                                21,932           20,937
Mortgage-backed securities available for sale                         10,867           12,023
Mortgage-backed securities held to maturity                              332              717
Loans receivable held for sale                                         1,621            1,433
Loans receivable, net                                                172,380          152,375
Savings deposits                                                     188,166          181,804
FHLB advances                                                         40,923           23,128
Retained earnings                                                     24,627           22,538
Stockholders' equity                                                  23,727           24,025
Stockholders' equity per share                                        $12.09           $11.22



STATISTICAL PROFILE

                                                                        Three months ended
                                                                           September 30,
                                                                ---------------------------------

                                                                       2000             1999
                                                                       -----            ----
Average yield earned on all interest-earning assets                     7.40 %           7.11 %
Average rate paid on all interest-bearing liabilities                   4.68             4.16
Average interest rate spread                                            2.72             2.95
Net yield on average interest-earning assets                            3.28             3.50
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                            114.71           116.19
Return on average assets (1)                                            1.32             1.41
Return on average equity  (1)                                          14.38            13.41
Average equity to average assets                                        9.19            10.48


-------------------------------------------------
(1) Amounts are annualized .

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended September 30, 2000 was $843,000 compared to $815,000 for the same period in the prior year. The increase of $28,000 or 3.4% was primarily the result of a $57,000 or 2.9% increase in net interest income and a $3,000 or 1.5% increase in other income partially offset by a $23,000 or 2.3% increase in other operating expenses and a $9,000 or 2.5% increase in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $57,000 or 2.9% during the three months ended September 30, 2000 as compared to the same period of the prior year. The increase was primarily due to a $22.2 million or 9.8% increase in average net earning assets for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. This increase was partially offset by a decrease in the average interest rate spread from 2.95% for the quarter ended September 30, 1999 to 2.72% for the quarter ended September 30, 2000.

Interest income on loans receivable and loans held for sale increased by $440,000 or 15.1% during the three months ended September 30, 2000 as compared to the same period in the prior year. This increase was primarily due to a $19.5 million or 12.8% increase in the average outstanding balance of loans receivable for the quarter ended September 30, 2000 as compared to the same period in the prior year. In addition, the average yield on loans receivable increased from 7.66% for the quarter ended September 30, 1999 to 7.81% for the quarter ended September 30, 2000. The increase in the average outstanding balance of loans receivable was due to a $16.7 million or 14.1% increase in the average outstanding balance of mortgage loans and a $2.8 million or 8.1% increase in the average outstanding balance of consumer and other loans. The increase in the average yield was primarily due to generally higher market interest rates. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $13,000 or 6.0% during the quarter ended September 30, 2000 as compared to the September 30, 1999 quarter. This decrease was primarily due to a $1.8 million or 13.4% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended September 30, 2000 as compared to the September 30, 1999 quarter. This decrease was partially offset by an increase in the average yield on mortgage-backed securities from 6.61% for the quarter ended September 30, 1999 to 7.18% for the quarter ended September 30, 2000. At September 30, 2000, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized losses of $26,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 7.26% at September 30, 2000. Rising interest rates would increase the unrealized losses in this portfolio if the fixed rate securities are not sold. The mortgage-backed securities held to maturity portfolio consists of two adjustable-rate and one fixed-rate collateralized mortgage obligations (CMO's) with an average yield of 6.49% at September 30, 2000. At September 30, 2000, the Bank's portfolio of mortgage-backed securities held to maturity had an amortized cost and fair market value of $332,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale increased during the three months ended September 30, 2000 by $145,000 or 16.7% from the comparable period in 1999, primarily due to a $5.0 million or 8.7% increase in the average outstanding balance of such securities for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999. In addition, the average yield on investment securities increased from 5.94% for the quarter ended September 30, 1999 to 6.38% for the quarter ended September 30, 2000. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At September 30, 2000, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized losses of $733,000 and $582,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits decreased during the three months ended September 30, 2000 by $1,000 or 4.0% from the comparable period in 1999. This decrease was primarily due to a decrease of $547,000 or 26.9% in the average outstanding balance of interest-earning deposits for the quarter ended September 30, 2000 as compared to the September 30, 1999 quarter. This decrease was partially offset by an increase in the average yield on interest-earning deposits increased from 4.88% for the quarter ended September 30, 1999 to 6.40% for the quarter ended September 30, 2000.

Interest expense on interest-bearing deposits increased by $222,000 or 12.6% for the quarter ended September 30, 2000, compared to the same period in 1999. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 4.02% for the three months ended September 30, 1999 to 4.36% for the three months ended September 30, 2000. Also contributing to the increase was a $6.6 million or 3.8% increase in the average outstanding balance of such deposits during the three months ended September 30, 2000 as compared to the same period of the prior year.

Interest expense on borrowings increased $292,000 or 107.4% for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 due to a $15.3 million or 76.0% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings increased from 5.35% for the quarter ended September 30, 1999 to 6.31% for the quarter ended September 30, 2000.

PROVISION FOR LOAN LOSSES. The Bank provided $5,000 to its allowance for loan losses for both the quarters ended September 30, 2000 and 1999. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At September 30, 2000 and 1999, the Bank's allowance for loan losses amounted to $1.8 million and $1.9 million or 1.0% and 1.2%, respectively, of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended September 30, 2000. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2000. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $3,000 or 1.5% to $206,000 for the quarter ended September 30, 2000 as compared to the same period in 1999. This was primarily due to a $5,000 increase in gains on the sale of investment securities held for sale. There were no such gains recorded during the quarter ended September 30, 1999.

OPERATING EXPENSES. Total operating expenses increased by $23,000 or 2.3% during the quarter ended September 30, 2000 as compared to the comparable quarter in 1999. This increase was primarily due to a $46,000 increase in other operating expenses, a $36,000 increase in compensation and benefits expense, a $9,000 increase in professional fees and a $3,000 increase in data processing fees. These increases were partially offset by a decrease of $39,000 in real estate owned expense, a $16,000 decrease in federal insurance premiums and a $16,000 decrease in premises and occupancy costs.

INCOME TAX EXPENSE. Income tax expense increased by $9,000 for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 primarily as a result of higher pre-tax income partially offset by a decrease in the effective tax rate from 30.8% for the 1999 quarter to 30.6% for the 2000 quarter. This decrease was primarily due to increased purchases of non-taxable municipal obligations by the Company during the past year.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $3.0 million or 1.2% from June 30, 2000 to September 30, 2000. The largest increases were a $2.8 million increase in loans receivable, net, a $579,000 increase in investment securities available for sale and a $375,000 increase in FHLB stock. These increases were partially offset by a $579,000 decrease in interest-earning deposits in other institutions and a $167,000 decrease in accrued interest receivable. The largest components of change in liabilities were a $7.5 million increase in FHLB advances and a $1.2 million increase in accrued interest payable partially offset by a $4.5 million decrease in savings deposits and a $2.0 million decrease in advance deposits by borrowers for taxes and insurance.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2000, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 9.28% and 17.63%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 2000.

                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                        -------       -------      -------
                                           (Dollar amounts in thousands)


Equity capital (1)                      $23,692       $23,692      $23,692
Plus general valuation allowances (2)         -             -        1,764
                                        -------       -------       ------
   Total regulatory capital              23,692        23,692       25,456
Minimum required capital                 10,212         5,776       11,552
                                        -------       -------       ------
   Excess regulatory capital            $13,480       $17,916      $13,904
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $12,765       $ 8,664      $14,440
                                        =======       =======      =======

Regulatory capital as a percentage (3)     9.28%        16.41%       17.63%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    5.28%        12.41%        9.63%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====


------------------------------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended September 30, 2000.

(2)      Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $255,304. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $144,397.


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

ACCOUNTING DEVELOPMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133," requires that derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statements also provide for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The Company adopted the provisions of this statement as amended as of July 1, 2000. As of September 30, 2000, no such instruments were used by the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report to Stockholders. There has been no material change in the Company's asset and liability position or market value of portfolio equity since June 30, 2000.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On July 20, 2000, the Company announced its intent to repurchase up to 100,000 shares or approximately 5.00% of the Company's common stock over the next twelve months. As of November 6, 2000, the Company had repurchased 48,400 shares.

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


Date: November 14, 2000