Form 10-Q
period 2000-12-31
LAUREL CAPITAL GROUP INC
filed 2001-02-14
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  December 31, 2000

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

                  Class: Common stock, par value $.01 per share
                Outstanding at February 1, 2001: 1,955,196 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX


                                                                                           PAGE
                                                                                           ----
Part I - Financial Information

Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition as of
            December 31, 2000 and June 30, 2000 .......................................       1

            Consolidated Statements of Operations for the Three
            and Six Months Ended December 31, 2000 and 1999 ...........................       2

            Consolidated Statement of Stockholders' Equity for the
            Six Months Ended December 31, 2000 ........................................       3

            Consolidated Statements of Cash Flows for the Six
            Months Ended December 31, 2000 and 1999 ...................................       4

            Notes to Unaudited Consolidated Financial Statements ......................     5-9

Item 2.     Management's Discussion and Analysis of Financial .........................   10-17
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ................      17

Part II - Other Information

            Item 1.  Legal Proceedings ................................................      18

            Item 2.  Changes in Securities and Use of Proceeds ........................      18

            Item 3.  Defaults Upon Senior Securities ..................................      18

            Item 4.  Submission of Matters to a Vote of
                     Security Holders .................................................   18-19

            Item 5.  Other Information ................................................      19

            Item 6.  Exhibits and Reports on Form 8-K .................................      19


Signatures ............................................................................      20

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                                     December 31,            June 30,
                                                                                             2000                2000
----------------------------------------------------------------------------------------------------------------------
                                                                                       (unaudited)
       ASSETS
Cash                                                                                       $1,065                $822
Interest-earning deposits with other institutions                                           3,546               4,096
Investment securities available for sale                                                   39,360              38,665
Investment securities held to maturity  (market value of $21,946 and $21,144)              21,933              21,931
Mortgage-backed securities available for sale                                              10,812              10,947
Mortgage-backed securities held to maturity (market value of $284 and $396)                   283                 397
Loans receivable, held for sale                                                             1,566               1,514
Loans receivable                                                                          178,239             171,319
Allowance for loan losses                                                                  (1,759)             (1,798)
----------------------------------------------------------------------------------------------------------------------
       Loans receivable, net                                                              176,480             169,521
Federal Home Loan Bank stock                                                                2,146               1,671
Real estate owned                                                                             203                  --
Accrued interest receivable:
       Loans                                                                                  959                 874
       Interest-earning deposits and investments                                              921                 790
       Mortgage-backed securities                                                              66                  67
Office properties and equipment, net of accumulated depreciation                            1,317               1,413
Prepaid expenses and sundry assets                                                            884               1,365
----------------------------------------------------------------------------------------------------------------------
                      Total Assets                                                       $261,541            $254,073
----------------------------------------------------------------------------------------------------------------------
       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
       Savings deposits                                                                  $192,961            $192,663
       FHLB advances                                                                       39,629              33,424
       Advance deposits by borrowers for taxes and insurance                                2,195               3,092
       Accrued interest payable                                                               575                 404
       Accrued income taxes                                                                   274                 239
       Other accrued expenses and sundry liabilities                                        1,016               1,005
----------------------------------------------------------------------------------------------------------------------
                      Total Liabilities                                                   236,650             230,827
----------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
       Common stock,  $.01 par value;  5,000,000
          shares authorized;  2,341,624 and 2,329,272 shares
          issued, respectively                                                                 23                  23
       Additional paid-in capital                                                           5,263               5,224
       Treasury stock, at cost (386,195 and 328,670 shares)                                (5,499)             (4,711)
       Retained earnings                                                                   25,353              24,120
       Accumulated other comprehensive income (loss), net of tax                              160              (1,007)
       Stock held in deferred compensation trust                                             (409)               (403)
----------------------------------------------------------------------------------------------------------------------
                      Total Stockholders' Equity                                           24,891              23,246
----------------------------------------------------------------------------------------------------------------------
                      Total Liabilities and Stockholders' Equity                         $261,541            $254,073
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

          For the Three and Six Months Ended December 31, 2000 and 1999
                      (In thousands, except per share data)

                                                                       Three months ended               Six months ended
                                                                          December 31,                     December 31,
                                                                     ----------------------          ----------------------
                                                                      2000            1999            2000            1999
                                                                     ------          ------          ------          ------
Interest income:
       Loans                                                         $3,413          $2,928          $6,761          $5,836
       Mortgage-backed securities                                       201             206             405             424
       Investments                                                    1,034             899           2,048           1,767
       Interest-earning deposits                                         26              20              50              45
                                                                     ------          ------          ------          ------
              Total interest income                                   4,674           4,053           9,264           8,072
Interest expense:
       Savings deposits                                               2,032           1,794           4,021           3,561
       Borrowings                                                       647             288           1,211             560
                                                                     ------          ------          ------          ------
              Total interest expense                                  2,679           2,082           5,232           4,121
                                                                     ------          ------          ------          ------
Net interest income before provision
       for loan losses                                                1,995           1,971           4,032           3,951
Provision for loan losses                                                 4               4               9               9
                                                                     ------          ------          ------          ------
Net interest income after provision
       for loan losses                                                1,991           1,967           4,023           3,942
                                                                     ------          ------          ------          ------
Other income:
       Service charges                                                  196             184             376             365
       Net gain on sale of investments and
              mortgage-backed securities available for sale              53              --              58              --
       Gain on the sale of loans held for sale                            3               4               8              11
       Other operating income                                            22              13              38              28
       Other non-operating income                                       325              --             325              --
                                                                     ------          ------          ------          ------
              Total other income                                        599             201             805             404
                                                                     ------          ------          ------          ------
Operating expenses:
       Compensation, payroll taxes and
              fringe benefits                                           512             470           1,012             934
       Premises and occupancy costs                                     134             137             269             288
       Federal insurance premiums                                        10              27              20              53
       Net loss on real estate owned                                     --              --               1              40
       Data processing expense                                           55              52             110             104
       Professional fees                                                 42              75              91             115
       Other operating expenses                                         270             237             543             464
                                                                     ------          ------          ------          ------
              Total operating expenses                                1,023             998           2,046           1,998
                                                                     ------          ------          ------          ------
Income before income taxes                                            1,567           1,170           2,782           2,348
                                                                     ------          ------          ------          ------
Provision for income taxes:
       Federal                                                          425             309             739             613
       State                                                             86              56             144             115
                                                                     ------          ------          ------          ------
              Total income taxes                                        511             365             883             728
                                                                     ------          ------          ------          ------
              Net income                                             $1,056          $  805          $1,899          $1,620
                                                                     ======          ======          ======          ======
Earnings per share
              Basic                                                  $ 0.54          $ 0.38          $ 0.96          $ 0.75
                                                                     ======          ======          ======          ======
              Diluted                                                $ 0.52          $ 0.36          $ 0.93          $ 0.73
                                                                     ======          ======          ======          ======
Dividends per share                                                  $ 0.17          $ 0.16          $ 0.34          $ 0.32
                                                                     ======          ======          ======          ======

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                   For the Six Months Ended December 31, 2000
                                 (In thousands)

                                                                                       Accumulated
                                                                                          Other       Stock Held in
                                                  Additional                          Comprehensive      Deferred        Total
                                      Common        Paid-in     Treasury   Retained       Income       Compensation   Stockholders'
                                       Stock        Capital      Stock     Earnings     Net of Tax         Trust         Equity
                                     --------     ----------    --------   --------   -------------   -------------   -------------
Balance, June 30, 2000               $     23      $  5,224     ($ 4,711)  $ 24,120      ($ 1,007)       ($   403)      $ 23,246
Comprehensive income:
       Net income                          --            --           --      1,899            --              --          1,899
       Other comprehensive income,
            net of tax $543                --            --           --         --         1,055              --          1,055
       Reclassification adjustment
            net of tax $58                                                                    112
                                     --------      --------     --------   --------      --------        --------       --------
Total comprehensive income                 --            --           --      1,899         1,167              --          3,066
Stock options exercised
     (12,325 shares)                       --            39           --         --            --              --             39
Dividends on common stock
     at $0.17 per share                    --            --           --       (666)           --              --           (666)
Treasury stock purchased                   --            --         (788)        --            --              --           (788)
Net purchase of stock in
     deferred compensation trust           --            --           --         --            --              (6)            (6)
                                     --------      --------     --------   --------      --------        --------       --------
Balance, December 31, 2000           $     23      $  5,263     ($ 5,499)  $ 25,353      $    160        ($   409)      $ 24,891
                                     ========      ========     ========   ========      ========        ========       ========


See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

               For the Six Months Ended December 31, 2000 and 1999
                                 (In thousands)

                                                                                        2000              1999
---------------------------------------------------------------------------------------------------------------
Net income:                                                                           $1,899            $1,620
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                              98                97
                Provision for loan losses                                                  9                 9
                Net loss on sale of real estate owned                                     --                29
                Net gain on sale of investment securities available for sale             (58)               --
                Gain on the sale of loans held for sale                                   (8)              (11)
                Amortization of deferred loan fees                                       (54)              (59)
                Origination of loans held for sale                                      (503)             (400)
                Proceeds from sale of loans held for sale                                459               669
                (Increase) in accrued interest receivable                               (215)              (90)
                Increase in accrued interest payable                                     171                14
                Other - net                                                              (66)             (223)
---------------------------------------------------------------------------------------------------------------
                               Net cash provided by operating activities               1,732             1,655
---------------------------------------------------------------------------------------------------------------
Investing activities:
      Purchase of investment securities held to maturity                                  --            (9,537)
      Purchase of investment securities available for sale                              (516)           (3,276)
      Purchase of mortgage-backed securities held to maturity                             --                --
      Purchase of mortgage-backed securities available for sale                           --            (1,000)
      Purchase of FHLB stock                                                            (475)               --
      Proceeds from maturity of investment securities available for sale                 460                --
      Proceeds from maturity of investment securities held to maturity                    --             3,000
      Proceeds from maturity of mortgage-backed securities available for sale             --               159
      Proceeds from sale of investment securities available for sale                     924                --
      Principal repayments of investment and
         mortgage-backed securities available for sale                                   382             1,085
      Principal repayments of investment and
         mortgage-backed securities held to maturity                                     114               571
      Increase in loans                                                               (7,117)           (2,553)
      Proceeds from sale of real estate owned                                             --                13
      Net additions to office properties and equipment                                    (2)              (76)
---------------------------------------------------------------------------------------------------------------
                               Net cash used by investing activities                  (6,230)          (11,614)
---------------------------------------------------------------------------------------------------------------
Financing activities:
      Net decrease in demand and club accounts                                        (2,253)               (2)
      Net increase in time deposit accounts                                            2,551             4,713
      Net increase in FHLB advances                                                    6,205             2,398
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                        (897)             (954)
      Stock options exercised                                                             39                23
      Acquisition of treasury stock                                                     (788)             (611)
      Dividends paid                                                                    (666)             (689)
---------------------------------------------------------------------------------------------------------------
                               Net cash provided by financing activities               4,191             4,878
---------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                                 (307)           (5,081)
Cash and cash equivalents at beginning of period                                       4,918            12,111
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $4,611            $7,030
---------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------------------
      Cash paid during the period for:
                Interest on savings deposits                                          $3,850            $3,547
                Interest on FHLB advances                                              1,124               612
                Income taxes                                                             911               847
      Transfer of loans to real estate owned                                             203               183
      Cash paid during the period for interest includes interest credited on deposits of $3,347 and $3,090 for the six months ended December 31, 2000 and 1999, respectively.
---------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2000 AND JUNE 30, 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2000. The results of operations for the three and six months ended December 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2000 Annual Report to Stockholders for the year ended June 30, 2000. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                 Three Months Ended              Six Months Ended
                                                    December 31,                    December 31,
                                                2000            1999            2000            1999
                                             ----------      ----------      ----------      ----------
Basic earnings per share:
   Net income                                $    1,056      $      805      $    1,899      $    1,620
   Weighted average shares outstanding        1,958,449       2,140,190       1,969,291       2,150,518
   Earnings per share                             $0.54           $0.38           $0.96           $0.75

Diluted earnings per share:
   Net income                                $    1,056      $      805      $    1,899      $    1,620
   Weighted average shares outstanding        1,958,449       2,140,190       1,969,291       2,150,518
   Dilutive effect of employee
      stock options                              68,880          76,943          68,310          82,373
                                             ----------      ----------      ----------      ----------
   Diluted weighted shares outstanding        2,027,329       2,217,133       2,037,601       2,232,891
   Earnings per share                             $0.52           $0.36           $0.93           $0.73


Options to purchase 72,596 and 93,314 shares of common stock at prices ranging from $14.00 to $19.50 per share were outstanding during the three and six months ended December 31, 2000, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

For both the three and six months ended December 31, 1999, options to purchase 73,596 shares of common stock at prices ranging from $14.69 to $19.50 per share were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the six months ended December 31, 2000 and 1999, the Company's total comprehensive income was $3,066 and $861, respectively. Total comprehensive income is comprised of net income of $1,899 and $1,620, respectively, and other comprehensive income (loss) of $1,167 and $(759), net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

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


(2) CONTINGENT LIABILITIES

The Company is subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims is not expected to have a material adverse effect on the Company's financial position, liquidity or results of operations.

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities and mortgage-backed securities available for sale are comprised of the following:

                                                          Amortized          Gross Unrealized              Fair
                                                               Cost         Gains         Losses           Value
                                                         --------------------------------------------------------
AT DECEMBER 31, 2000:
     Municipal obligations                                  $21,083          $234           $337         $20,980
     FNMA preferred stock                                       250            --              1             249
     FHLMC preferred stock                                      250            --              6             244
     FNMA common stock                                          249           185             --             434
     FHLMC  common stock                                        199           145             --             344
     SLMA Student Loan Trust                                    520            18             --             538
     Standard Insurance Company stock                             4             4             --               8
     Shay Financial Services
         ARMs Fund                                           16,679            --            116          16,563
                                                         --------------------------------------------------------
                                                             39,234           586            460          39,360
     Mortgage-backed securities available for sale           10,696           118              2          10,812
                                                         --------------------------------------------------------
             Total                                          $49,930          $704           $462         $50,172
                                                         --------------------------------------------------------

At December 31, 2000, the contractual maturities of the debt securities                Amortized            Fair
     available for sale are:                                                                Cost           Value
                                                                                      --------------------------
     Due after five years through ten years                                                 $706            $728
     Due after ten years                                                                  20,897          20,790
                                                                                      ---------------------------
             Total                                                                       $21,603         $21,518
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

        Note: Gross realized gains of $58 were recorded during the six months ended December 31, 2000 on the sale of investment securities available for sale. There were no sales of such securities during the six months ended December 31, 1999. Proceeds from the sale of investments available for sale during the six months ended December 31, 2000 were $866.



Investment and mortgage-backed securities held to maturity are comprised of the following:

                                                               Amortized          Gross Unrealized            Fair
                                                                    Cost          Gains     Losses           Value
                                                              -----------------------------------------------------
        AT DECEMBER 31, 2000
             Corporate and Agency bonds                          $21,933           $146       $133         $21,946
              Mortgage-backed securities                             283              2          1             284
                                                              -----------------------------------------------------
                     Total                                       $22,216           $148       $134         $22,230
                                                              -----------------------------------------------------

        At December 31, 2000, the contractual maturities of the debt securities          Amortized            Fair
             held to maturity are:                                                            Cost           Value
                                                                                        ---------------------------
             Due after one year through five years                                          $3,499          $3,492
             Due after five years through ten years                                          6,498           6,526
             Due after ten years                                                            11,936          11,928
                                                                                        ---------------------------
                     Total                                                                 $21,933         $21,946
                                                                                        ===========================


             Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)      LOANS RECEIVABLE

              Loans receivable are comprised of the following:

                                                                         December 31,         June 30,
                                                                                 2000             2000
-------------------------------------------------------------------------------------------------------
     First mortgage loans:
           1 to 4 family dwellings                                           $130,306         $125,242
           Multi-family dwellings                                               2,779            2,476
           Commercial                                                           4,605            5,391
           Guaranteed or insured                                                   32               34
           Construction and development loans                                  11,007           10,167
-------------------------------------------------------------------------------------------------------
                                                                              148,729          143,310

     Commercial loans                                                           1,328              919
     Consumer loans:
           Loans secured by savings accounts                                      235              211
           Installment loans                                                   34,760           34,899
-------------------------------------------------------------------------------------------------------
                                                                               36,323           36,029
-------------------------------------------------------------------------------------------------------
     Loans receivable, net of unearned discounts                              185,052          179,339
     Less: Allowance for loan losses                                           (1,759)          (1,798)
               Loans in process                                                (6,649)          (7,796)
               Deferred loan fees                                                (164)            (224)
-------------------------------------------------------------------------------------------------------
     Loans receivable, net                                                   $176,480         $169,521
-------------------------------------------------------------------------------------------------------

Changes in the allowance for loan losses for the six months ended
December 31, 2000 and 1999 are as follows:

                                                                               Fiscal           Fiscal
                                                                                 2001             2000
-------------------------------------------------------------------------------------------------------
Balance at beginning of the fiscal year                                        $1,798           $1,866
Provision for losses                                                                9                5
Charge-offs                                                                       (54)             (13)
Recoveries                                                                          6                2
-------------------------------------------------------------------------------------------------------

Balance at December 31, 2000 and 1999                                          $1,759           $1,860
-------------------------------------------------------------------------------------------------------



         At December 31, 2000, the recorded investment in loans that are considered to be impaired under SFAS 114 was $324. Included in this amount is $49 of impaired loans for which the related allowance for loan losses is $12, and $275 of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended December 31, 2000 was approximately $327. For the six months ended December 31, 2000, the Company recognized interest income on those impaired loans of $1 which was recognized using the cash basis method of income recognition.

                                                                 December 31,
                                                                2000      1999
                                                               ---------------
         Non-accrual loans                                      $658      $536
         Non-accrual loans as a percent of total loans, net     0.37%     0.35%

-------------
All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA

                                                                      At December 31,
                                                                 -------------------------
                                                                   2000             1999
                                                                 --------         --------
                                                           (In thousands except per share data)
                                                                       (Unaudited)
Total assets                                                     $261,541         $236,851
Interest-earning deposits with other institutions                   3,546            5,234
Investment securities available for sale                           39,360           37,751
Investment securities held to maturity                             21,933           18,985
Mortgage-backed securities available for sale                      10,812           11,488
Mortgage-backed securities held to maturity                           283              501
Loans receivable held for sale                                      1,566            1,304
Loans receivable, net                                             176,480          153,810
Savings deposits                                                  192,961          186,829
FHLB advances                                                      39,629           22,427
Retained earnings                                                  25,353           23,001
Stockholders' equity                                               24,891           24,036
Stockholders' equity per share                                     $12.73           $11.25

STATISTICAL PROFILE

                                                                     Three months ended                     Six months ended
                                                                         December 31,                         December 31,
                                                                 --------------------------              ----------------------
                                                                   2000             1999                   2000          1999
                                                                 --------         --------               --------      --------
Average yield earned on all interest-earning assets                  7.42%            7.12%                  7.41%         7.12%
Average rate paid on all interest-bearing liabilities                4.84             4.20                   4.76          4.18
Average interest rate spread                                         2.58             2.92                   2.65          2.94
Net yield on average interest-earning assets                         3.17             3.46                   3.22          3.48
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                         114.64           115.74                 114.68        115.96
Return on average assets (1)                                         1.63             1.38                   1.48          1.39
Return on average equity  (1)                                       17.41            13.37                  15.91         13.37
Average equity to average assets                                     9.37            10.29                   9.29         10.40

-------------
(1) Amounts are annualized .

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended December 31, 2000 was $1,056,000 compared to $805,000 for the same period in the prior year. The increase of $251,000 or 31.2% was primarily the result of a $398,000 increase in other income and a $24,000 increase in net interest income partially offset by a $146,000 or 40.0% increase in income tax expense and a $25,000 or 2.5% increase in other operating expenses. The increase in other income was primarily the result of $325,000 of non-recurring income from the settlement of litigation and an insurance claim and an increase of $53,000 in gains on the sale of investment securities available for sale recorded during the three months ended December 31, 2000. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $24,000 or 1.2% during the three months ended December 31, 2000 as compared to the same period of the prior year. The increase was primarily due to a $1.2 million or 4.0% increase in average net earning assets for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. This increase was partially offset by a decrease in the average interest rate spread from 2.92% for the quarter ended December 31, 1999 to 2.58% for the quarter ended December 31, 2000.

Interest income on loans receivable and loans held for sale increased by $485,000 or 16.6% during the three months ended December 31, 2000 as compared to the same period in the prior year. This increase was primarily due to a $21.8 million or 14.1% increase in the average outstanding balance of loans receivable for the quarter ended December 31, 2000 as compared to the same period in the prior year. In addition, the average yield on loans receivable increased from 7.59% for the quarter ended December 31, 1999 to 7.76% for the quarter ended December 31, 2000. The increase in the average outstanding balance of loans receivable was due to a $19.6 million or 16.5% increase in the average outstanding balance of mortgage loans and a $2.1 million or 6.0% increase in the average outstanding balance of consumer and other loans. The increase in the average yield was primarily due to generally higher market interest rates. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $5,000 or 2.4% during the quarter ended December 31, 2000 as compared to the December 31, 1999 quarter. This decrease was primarily due to a $1.2 million or 10.0% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended December 31, 2000 as compared to the December 31, 1999 quarter. This decrease was partially offset by an increase in the average yield on mortgage-backed securities from 6.70% for the quarter ended December 31, 1999 to 7.23% for the quarter ended December 31, 2000. At December 31, 2000, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $116,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 7.30% at December 31, 2000. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities are not sold. The mortgage-backed securities held to maturity portfolio consists of two adjustable-rate and one fixed-rate collateralized mortgage obligations (CMO's) with an average yield of 6.61% at December 31, 2000. At December 31, 2000, the Bank's portfolio of mortgage-backed securities held to maturity had an amortized cost and fair market value of $283,000 and $284,000, respectively. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. See
Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale increased during the three months ended December 31, 2000 by $135,000 or 15.0% from the comparable period in 1999, primarily due to a $3.8 million or 6.3% increase in the average outstanding balance of such securities for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. In addition, the average yield on investment securities increased from 6.00% for the quarter ended December 31, 1999 to 6.49% for the quarter ended December 31, 2000. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the Federal Home Loan Bank ("FHLB") of Pittsburgh. At December 31, 2000, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $126,000 and $13,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended December 31, 2000 by $6,000 or 30.0% from the comparable period in 1999. This increase was primarily due to an increase in the average yield on interest-earning deposits from 5.11% for the quarter ended December 31, 1999 to 6.29% for the quarter ended December 31, 2000. Also contributing to this increase was an increase of $87,000 or 5.6% in the average outstanding balance of interest-earning deposits for the quarter ended December 31, 2000 as compared to the December 31, 1999 quarter.

Interest expense on interest-bearing deposits increased by $238,000 or 13.3% for the quarter ended December 31, 2000, compared to the same period in 1999. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 4.06% for the three months ended December 31, 1999 to 4.49% for the three months ended December 31, 2000. Also contributing to the increase was a $4.3 million or 2.4% increase in the average outstanding balance of such deposits during the three months ended December 31, 2000 as compared to the same period of the prior year.

Interest expense on borrowings increased $359,000 or 124.7% for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999 due to a $18.9 million or 87.8% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings increased from 5.32% for the quarter ended December 31, 1999 to 6.36% for the quarter ended December 31, 2000.

PROVISION FOR LOAN LOSSES. The Bank provided $4,000 to its allowance for loan losses for both the quarters ended December 31, 2000 and 1999. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At December 31, 2000 and 1999, the Bank's allowance for loan losses amounted to $1.8 million and $1.9 million or 1.0% and 1.2%, respectively, of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended December 31, 2000. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2000. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $398,000 or 198.0% to $599,000 for the quarter ended December 31, 2000 as compared to the same period in 1999. This was primarily the result of $325,000 of non-recurring income resulting from the settlement of litigation and an insurance claim and a $53,000 increase in gains on the sale of investment securities held for sale recorded during the three months ended December 31, 2000. There were no such gains recorded during the quarter ended December 31, 1999.

OPERATING EXPENSES. Total operating expenses increased by $25,000 or 2.5% during the quarter ended December 31, 2000 as compared to the comparable quarter in 1999. This increase was primarily due to a $42,000 increase in compensation and benefits expense and a $33,000 increase in other operating expenses. These increases were partially offset by a decrease of $33,000 in professional fees and a $17,000 decrease in federal insurance premiums.

INCOME TAX EXPENSE. Income tax expense increased by $146,000 for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999 primarily as a result of higher pre-tax income. The effective tax rate increased slightly from 31.2% for the 1999 quarter to 32.6% for the 2000 quarter.

          COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999


GENERAL. The Company's net income for the six months ended December 31, 2000 was $1,899,000 compared to $1,620,000 for the same period in the prior year. The increase of $279,000 or 17.2% was primarily the result of a $401,000 or 99.3% increase in other income and a $81,000 or 2.1% increase in net interest income. These increases were partially offset by a $155,000 or 21.3% increase in income tax expense and a $48,000 or 2.4% increase in total operating expenses. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income increased by $81,000 or 2.1% during the six months ended December 31, 2000 as compared to the same period of the prior year. The increase was primarily due to a $20.6 million or 13.4% increase in the average outstanding balance of loans for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. This increase contributed to a $790,000 or 2.5% increase in the average outstanding balance of net earning assets for the six months ended December 31, 2000 as compared to the same period in the prior period. These increases were partially offset by a decrease in the average interest rate spread from 2.94% for the six months ended December 31, 1999 to 2.65% for the six months ended December 31, 2000.

Interest income on loans receivable and loans held for sale increased by $925,000 or 15.9% during the six months ended December 31, 2000 as compared to the same period in the prior year. This increase was primarily due to a $20.6 million or 13.4% increase in the average outstanding balance of loans receivable for the six months ended December 31, 2000 as compared to the same period in the prior year. Also contributing to the increase was an increase in the average yield on loans receivable from 7.60% for the six months ended December 31, 1999 to 7.76% for the six months ended December 31, 2000. The increase in the average outstanding balance of loans receivable was due to a $18.2 million or 15.3% increase in the average outstanding balance of mortgage loans and a $2.4 million or 7.0% increase in the average outstanding balance of consumer loans. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $19,000 or 4.5% during the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. This decrease was primarily due to a $1.5 million or 11.8% decrease in the average outstanding balance of mortgage-backed securities during the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. The average yield on mortgage-backed securities increased from 6.66% for the six months ended December 31, 1999 to 7.20% for the six months ended December 31, 2000. See "Comparison of the Three Months Ended December 31, 2000 and 1999 - Net Interest Income."

Interest income on investments held to maturity and investments available for sale increased during the six months ended December 31, 2000 by $281,000 or 15.9% from the comparable period in 1999, due to a $4.4 million or 7.5% increase in the average outstanding balance of such securities for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. In addition, the average yield on investment securities increased from 5.97% for the six months ended December 31, 1999 to 6.44% for the six months ended December 31, 2000. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the FHLB of Pittsburgh. See "Comparison of the Three Months Ended December 31, 2000 and 1999 - Net Interest Income."

Interest income on interest-earning deposits increased during the six months ended December 31, 2000 by $5,000 or 11.1% from the comparable period in 1999. This increase was primarily due to an increase in the average yield on interest-earning deposits from 4.98% for the six months ended December 31, 1999 to 6.35% for the six months ended December 31, 2000. The average outstanding balance of interest-earning deposits decreased $230,000 or 12.8% for the six months ended December 31, 2000 as compared to the same period in the prior year.

Interest expense on interest-bearing deposits increased by $460,000 or 12.9% for the six months ended December 31, 2000 compared to the same period in 1999. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 4.04% for the six months ended December 31, 1999 to 4.43% for the six months ended December 31, 2000. Also contributing to the increase was a $5.4 million or 3.1% increase in the average outstanding balance of such deposits during the six months ended December 31, 2000 as compared to the same period of the prior year.

Interest expense on borrowings increased $651,000 or 116.3% for the six months ended December 31, 2000 compared to the six months ended December 31, 1999 due to a $17.1 million or 82.1% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings increased from 5.34% for the six months ended December 31, 1999 to 6.34% for the six months ended December 31, 2000.

PROVISION FOR LOAN LOSSES. The Bank provided $9,000 to its allowance for loan losses for both the six months ended December 31, 2000 and 1999. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended December 31, 2000 and 1999 - Provision For Loan Losses."

OTHER INCOME. Total other income increased by $401,000 or 99.3% to $805,000 for the six months ended December 31, 2000 as compared to the same period in 1999. This was primarily the result of $325,000 of non-recurring income resulting from the settlement of litigation and an insurance claim and a $58,000 increase in gains on the sale of investment securities held for sale recorded during the six months ended December 31, 2000. There were no such gains recorded during the six months ended December 31, 1999.

OPERATING EXPENSES. Total operating expenses increased by $48,000 or 2.4% during the six months ended December 31, 2000 as compared to the same period in 1999. This increase was primarily due to a $79,000 increase in other operating expenses, a $78,000 increase in compensation and benefits and a $6,000 increase in data processing fees. These increases were partially offset by a $39,000 decrease in real estate owned expense, a $33,000 decrease in federal insurance premiums, a $24,000 decrease in professional fees and a $19,000 decrease in premises and occupancy costs.

INCOME TAX EXPENSE. Income tax expense increased by $155,000 or 21.3% for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999 primarily as a result of higher pre-tax income. The effective tax rate increased slightly from 31.0% for the 1999 period to 31.7% for the 2000 period.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $7.5 million or 2.9% from June 30, 2000 to December 31, 2000. The largest increases were a $7.0 million increase in loans receivable, net, a $695,000 increase in investment securities available for sale and a $475,000 increase in FHLB stock. These increases were partially offset by a $550,000 decrease in interest-earning deposits in other institutions and a $481,000 decrease in other assets. The largest components of change in liabilities were a $6.2 million increase in FHLB advances and a $298,000 increase in savings deposits partially offset by a $897,000 decrease in advance deposits by borrowers for taxes and insurance.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2000, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 9.34% and 17.74%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at December 31, 2000.

                                        Tier I       Tier I      Tier II
                                         Core      Risk-Based   Risk-Based
                                        Capital     Capital      Capital
                                        -------    ----------   ----------
                                           (Dollar amounts in thousands)
Equity capital (1)                      $24,179       $24,179      $24,179
Plus general valuation allowances (2)        --            --        1,759
                                        -------       -------       ------
   Total regulatory capital              24,179        24,179       25,938
Minimum required capital                 10,356         5,847       11,694
                                        -------       -------       ------
   Excess regulatory capital            $13,823       $18,332      $14,244
                                        =======       =======      =======
Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $12,945       $ 8,771      $14,618
                                        =======       =======      =======
Regulatory capital as a percentage (3)     9.34%        16.54%       17.74%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    5.34%        12.54%        9.74%
                                           ====         =====        =====
Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====

-------------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended December 31, 2000.

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $258,906. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $146,176.

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

The Company adopted the provisions of this statement as amended as of July 1, 2000. As of December 31, 2000, no such instruments were used by the Company.

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

         A. The Annual Meeting of Stockholders was held on November 9, 2000.

         B. The following items were submitted to the stockholders of the Company for approval:

             1. To elect two directors for a term of three years or
                until their successors have been elected and qualified

                Nominees for a three-year term:

                Annette D. Ganassi
                For:                   1,813,150
                Withheld:                117,725

                Harvey J. Haughton
                For:                   1,819,989
                Withheld:                110,886

             2. To adopt the 2000 Stock Option Plan.

                For:                   1,580,477
                Against:                 336,634
                Abstain:                  13,764


             3. To ratify the appointment of KPMG LLP, as the Company's independent auditors for the fiscal year ending June 30, 2001.

                For:                   1,879,532
                Against:                  45,043
                Abstain:                   6,300


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


Date: February 14, 2001