Form 10-Q
period 2001-03-31
LAUREL CAPITAL GROUP INC
filed 2001-05-14
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from ________________ to _______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES   _X_   NO ___

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

                  Class: Common stock, par value $.01 per share
                  Outstanding at May 1, 2001: 1,956,451 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX



                                                                                      PAGE
                                                                                      ----


Part I - Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of        .....      1
                  March 31, 2001 and June 30, 2000

                  Consolidated Statements of Operations for the Three         .....      2
                  and Nine Months Ended March 31, 2001 and 2000

                  Consolidated Statement of Stockholders' Equity for the      .....      3
                  Nine Months Ended March 31, 2001

                  Consolidated Statements of Cash Flows for the Nine          .....      4
                  Months Ended March 31, 2001 and 2000

                  Notes to Unaudited Consolidated Financial Statements        .....    5-9

Item 2.           Management's Discussion and Analysis of Financial           .....  10-17
                  Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        .....     17

Part II - Other Information

                  Item 1.  Legal Proceedings                                  .....     18

                  Item 2.  Changes in Securities and Use of Proceeds          .....     18

                  Item 3.  Defaults Upon Senior Securities                    .....     18
                  Item 4.  Submission of Matters to a Vote of
                                    Security Holders                          .....     18

                  Item 5.  Other Information                                  .....     18

                  Item 6.  Exhibits and Reports on Form 8-K                   .....     18


Signatures                                                                    .....     19

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                                       March 31,           June 30,
                                                                                            2001               2000
-------------------------------------------------------------------------------------------------------------------
                                                                                     (unaudited)
     ASSETS


Cash                                                                                 $       802          $     822
Interest-earning deposits with other institutions                                          5,484              4,096
Investment securities available for sale                                                  40,063             38,665
Investment securities held to maturity (market value of $14,720 and $21,144)              14,435             21,931
Mortgage-backed securities available for sale                                             10,760             10,947
Mortgage-backed securities held to maturity (market value of $235 and $396)                  233                397
Loans receivable, held for sale                                                            1,794              1,514

Loans receivable                                                                         175,523            171,319
Allowance for loan losses                                                                 (1,764)            (1,798)
-------------------------------------------------------------------------------------------------------------------

     Loans receivable, net                                                               173,759            169,521

Federal Home Loan Bank stock                                                               2,146              1,671
Real estate owned                                                                             --                 --
Accrued interest receivable:
     Loans                                                                                   933                874
     Interest-earning deposits and investments                                               467                790
     Mortgage-backed securities                                                               63                 67

Office properties and equipment, net of accumulated depreciation                           1,317              1,413
Prepaid expenses and sundry assets                                                           776              1,365
-------------------------------------------------------------------------------------------------------------------

               Total Assets                                                          $   253,032          $ 254,073
===================================================================================================================


     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Savings deposits                                                                $   199,570          $ 192,663
     FHLB advances                                                                        22,627             33,424
     Advance deposits by borrowers for taxes and insurance                                 2,367              3,092
     Accrued interest payable                                                              1,668                404
     Accrued income taxes                                                                     69                239
     Other accrued expenses and sundry liabilities                                         1,066              1,005
-------------------------------------------------------------------------------------------------------------------

               Total Liabilities                                                         227,367            230,827
===================================================================================================================

Stockholders' Equity

     Common stock,  $.01 par value;                                                    5,000,000
        shares authorized;  2,346,346 and 2,329,272 shares
        issued, respectively                                                                  23                 23
     Additional paid-in capital                                                            5,300              5,224
     Treasury stock, at cost (389,895 and 328,670 shares)                                 (5,553)            (4,711)
     Retained earnings                                                                    25,879             24,120
     Accumulated other comprehensive income (loss), net of tax                               425             (1,007)
     Stock held in deferred compensation trust                                              (409)              (403)
-------------------------------------------------------------------------------------------------------------------

               Total Stockholders' Equity                                                 25,665             23,246
-------------------------------------------------------------------------------------------------------------------

               Total Liabilities and Stockholders' Equity                            $   253,032          $ 254,073
===================================================================================================================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

               For the Three and Nine Months Ended March 31, 2001
                 and 2000 (In thousands, except per share data)


                                                                  Three months ended                Nine months ended
                                                                       March 31,                         March 31,
                                                                ----------------------          -----------------------
                                                                  2001            2000             2001            2000
                                                                  ----            ----             ----            ----
Interest income:
      Loans                                                     $3,460         $ 2,976          $10,221         $ 8,812
      Mortgage-backed securities                                   191             207              596             631
      Investments                                                  934             951            2,982           2,718
      Interest-earning deposits                                     27              20               77              65
                                                                ------         -------          -------         -------

          Total interest income                                  4,612           4,154           13,876          12,226

Interest expense:
      Savings deposits                                           2,104           1,849            6,125           5,410
      Borrowings                                                   445             309            1,656             869
                                                                ------         -------          -------         -------

          Total interest expense                                 2,549           2,158            7,781           6,279
                                                                ------         -------          -------         -------

Net interest income before provision
      for loan losses                                            2,063           1,996            6,095           5,947
Provision for loan losses                                            4               4               13              13
                                                                ------         -------          -------         -------

Net interest income after provision
      for loan losses                                            2,059           1,992            6,082           5,934
                                                                ------         -------          -------         -------

Other income:
      Service charges                                              179             183              555             548
      Net gain on sale of investments and
          mortgage-backed securities available for sale             --              --               58              --
      Gain on the sale of loans held for sale                        2              --               10              11
      Other operating income                                        14              16               52              44
      Other non-operating income                                    --              --              325              --
                                                                ------         -------          -------         -------

          Total other income                                       195             199            1,000             603
                                                                ------         -------          -------         -------

Operating expenses:
      Compensation, payroll taxes and
          fringe benefits                                          543             488            1,555           1,422
      Premises and occupancy costs                                 150             138              419             426
      Federal insurance premiums                                     9               9               29              62
      Net loss on real estate owned                                 --              (1)               1              39
      Data processing expense                                       54              53              164             157
      Professional fees                                             30              34              121             149
      Other operating expenses                                     235             213              778             677
                                                                ------         -------          -------         -------

          Total operating expenses                               1,021             934            3,067           2,932
                                                                ------         -------          -------         -------

Income before income taxes                                       1,233           1,257            4,015           3,605
                                                                ------         -------          -------         -------


Provision for income taxes:
      Federal                                                      313             330            1,052             943
      State                                                         61              58              205             173
                                                                ------         -------          -------         -------

          Total income taxes                                       374             388            1,257           1,116
                                                                ------         -------          -------         -------


          Net income                                            $  859         $   869          $ 2,758         $ 2,489
                                                                ======         =======          =======         =======

Earnings per share
          Basic                                                 $ 0.44         $  0.41          $  1.40         $  1.17
                                                                ======         =======          =======         =======

          Diluted                                               $ 0.42         $  0.40          $  1.35         $  1.13
                                                                ======         =======          =======         =======

Dividends per share                                             $ 0.17         $  0.16          $  0.51         $  0.48
                                                                ======         =======          =======         =======


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                    For the Nine Months Ended March 31, 20001
                                 (In thousands)


                                                                                       Accumulated
                                                                                             Other   Stock Held in
                                              Additional                             Comprehensive        Deferred            Total
                                      Common     Paid-in     Treasury     Retained          Income    Compensation    Stockholders'
                                       Stock     Capital        Stock     Earnings      Net of Tax           Trust           Equity
                                       -----     -------        -----     --------      ----------           -----           ------

Balance, June 30, 2000                  $ 23      $5,224      ($4,711)    $ 24,120         ($1,007)          ($403)        $ 23,246

Comprehensive income:
       Net income                         --          --           --        2,758              --              --            2,758
       Other comprehensive income,
            net of tax $678               --          --           --           --           1,320              --            1,320
       Reclassification adjustment
            net of tax $58                                                                     112
                                        ----      ------      -------     --------         -------           -----         --------

Total comprehensive income                --          --           --        2,758           1,432              --            4,190

Stock options exercised
     (17,074 shares)                      --          76           --           --              --              --               76

Dividends on common stock
     at $0.17 per share                   --          --           --         (999)             --              --             (999)

Treasury stock purchased                  --          --         (842)          --              --              --             (842)

Net purchase of stock in
     deferred compensation trust          --          --           --           --              --              (6)              (6)
                                        ----      ------      -------     --------         -------           -----         --------

Balance, March 31, 2001                 $ 23      $5,300      ($5,553)    $ 25,879         $   425           ($409)        $ 25,665
                                        ====      ======      =======     ========         =======           =====         ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                For the Nine Months Ended March 31, 2001 and 2000
                                 (In thousands)


                                                                                          2001              2000
----------------------------------------------------------------------------------------------------------------

Net income:                                                                           $  2,758          $  2,489
      Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                                                                    146               147
           Provision for loan losses                                                        13                13
           Net loss on sale of real estate owned                                             1                19
           Net gain on sale of investment securities available for sale                    (58)               --
           Gain on the sale of loans held for sale                                         (10)              (11)
           Amortization of deferred loan fees                                              (84)              (79)
           Origination of loans held for sale                                             (806)             (772)
           Proceeds from sale of loans held for sale                                       536               723
           Decrease (increase) in accrued interest receivable                              268               (72)
           Increase in accrued interest payable                                          1,264               995
           Other - net                                                                    (207)             (152)
----------------------------------------------------------------------------------------------------------------

                     Net cash provided by operating activities                           3,821             3,300
----------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                                    --           (13,523)
      Purchase of investment securities available for sale                                (953)           (4,019)
      Purchase of mortgage-backed securities available for sale                             --            (1,000)
      Purchase of FHLB stock                                                              (475)               --
      Proceeds from maturity of investment securities available for sale                   460                --
      Proceeds from maturity of investment securities held to maturity                   7,500             4,050
      Proceeds from maturity of mortgage-backed securities available for sale               --               164
      Proceeds from sale of investment securities available for sale                       924                --
      Principal repayments of investment and
         mortgage-backed securities available for sale                                     525             1,288
      Principal repayments of investment and
         mortgage-backed securities held to maturity                                       164               625
      Increase in loans                                                                 (4,386)           (7,529)
      Proceeds from sale of real estate owned                                              218               368
      Net additions to office properties and equipment                                     (50)             (143)
----------------------------------------------------------------------------------------------------------------

                     Net cash used by investing activities                               3,927           (19,719)
----------------------------------------------------------------------------------------------------------------

Financing activities:
      Net (decrease) increase in demand and club accounts                               (1,240)            3,828
      Net increase in time deposit accounts                                              8,147             4,311
      Net (decrease) increase in FHLB advances                                         (10,797)            4,396
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                          (725)             (652)
      Stock options exercised                                                               76                26
      Acquisition of treasury stock                                                       (842)           (1,714)
      Dividends paid                                                                      (999)           (1,030)
----------------------------------------------------------------------------------------------------------------

                     Net cash provided by financing activities                          (6,380)            9,165
----------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                  1,368            (7,254)
Cash and cash equivalents at beginning of period                                         4,918            12,111
----------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                            $  6,286          $  4,857
----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
----------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
           Interest on savings deposits                                               $  4,861          $  4,415
           Interest on FHLB advances                                                     1,583               920
           Income taxes                                                                  1,491             1,143
      Transfer of loans to real estate owned                                               203               204

      Cash paid during the period for interest includes interest credited on deposits of $4,109 and $3,745 for the nine months ended March 31, 2001 and
      2000, respectively.
----------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2001 AND JUNE 30, 2000


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2000. The results of operations for the three and nine months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2000 Annual Report to Stockholders for the year ended June 30, 2000. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended              Nine Months Ended
                                                          March 31,                       March 31,
                                                    2001             2000           2001             2000
                                                  -------------------------       -------------------------
Basic earnings per share:
   Net income                                          $859            $869          $2,758          $2,489
   Weighted average shares outstanding            1,955,568       2,097,002       1,965,188       2,130,553
   Earnings per share                                 $0.44           $0.41           $1.40           $1.17

Diluted earnings per share:
   Net income                                          $859            $869          $2,758          $2,489
   Weighted average shares outstanding            1,955,568       2,097,002       1,965,188       2,130,553
   Dilutive effect of employee
      stock options                                  76,946          67,869          71,296          77,774
                                                 ----------      ----------      ----------      ----------

   Diluted weighted shares outstanding            2,032,514       2,164,871       2,036,484       2,208,327
   Earnings per share                                 $0.42           $0.40           $1.35           $1.13


Options to purchase 68,360 and 72,596 shares of common stock at prices ranging from $14.69 to $19.50 per share were outstanding during the three and nine months ended March 31, 2001, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

For both the three and nine months ended March 31, 2000, options to purchase 73,596 shares of common stock at prices ranging from $14.69 to $19.50 per share were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the nine months ended March 31, 2001 and 2000, the Company's total comprehensive income was $4,190 and $1,797, respectively. Total comprehensive income is comprised of net income of $2,758 and $2,489, respectively, and other comprehensive income
(loss) of $1,432 and $(692), net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

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

(3)   INVESTMENT AND MORTGAGE-BACKED SECURITIES

      Investment securities and mortgage-backed securities available for sale are comprised of the following:


                                                         Amortized             Gross Unrealized         Fair
                                                              Cost        Gains          Losses        Value
                                                     ---------------------------------------------------------

AT MARCH 31, 2001:
     Municipal obligations                                 $21,104         $335         $183         $21,256
     FNMA preferred stock                                      250            1           --             251
     FHLMC preferred stock                                     250           10           --             260
     FNMA common stock                                         397          160           --             557
     FHLMC  common stock                                       199          125           --             324
     SLMA Student Loan Trust                                   482           17           --             499
     Standard Insurance Company stock                            4            3           --               7
     Shay Financial Services
         ARMs Fund                                          16,941           --           32          16,909
                                                     ---------------------------------------------------------

                                                            39,627          651          215          40,063

     Mortgage-backed securities available for sale          10,552          208           --          10,760
                                                     ---------------------------------------------------------

             Total                                         $50,179         $859         $215         $50,823
                                                     =========================================================



                                                                                   Amortized            Fair
                                                                                        Cost           Value
                                                                                ------------------------------

At March 31, 2001, the contractual maturities of the debt securities available for sale are:

     Due after five years through ten years                                             $668            $689
     Due after ten years                                                              20,918          21,066
                                                                                ------------------------------

             Total                                                                   $21,586         $21,755
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

Note: Gross realized gains of $58 were recorded during the nine months ended March 31, 2001 on the sale of investment securities available for sale. There were no sales of such securities during the nine months ended March 31, 2000. Proceeds from the sale of investments available for sale during the nine months ended March 31, 2001 were $924.



      Investment and mortgage-backed securities held to maturity are comprised of the following:

                                                 Amortized          Gross Unrealized          Fair
                                                      Cost        Gains       Losses         Value
                                             ------------------------------------------------------

AT MARCH 31, 2001
     Corporate and Agency bonds                    $14,435         $289           $4       $14,720
      Mortgage-backed securities                       233            2           --           235
                                             ------------------------------------------------------

             Total                                 $14,668         $291           $4       $14,955
                                             ======================================================



                                                                           Amortized          Fair
                                                                                Cost         Value
                                                                        ---------------------------

At March 31, 2001, the contractual maturities of the debt securities held to maturity are:

     Due after one year through five years                                      $500          $511
     Due after five years through ten years                                    5,998         6,098
     Due after ten years                                                       7,937         8,111
                                                                        ---------------------------

             Total                                                           $14,435       $14,720
                                                                        ===========================


     Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)    LOANS RECEIVABLE

            Loans receivable are comprised of the following:


                                                                        March 31,           June 30,
                                                                             2001               2000
-----------------------------------------------------------------------------------------------------
     First mortgage loans:
           1 to 4 family dwellings                                       $127,524           $125,242
           Multi-family dwellings                                           2,949              2,476
           Commercial                                                       4,465              5,391
           Guaranteed or insured                                               31                 34
           Construction and development loans                              10,426             10,167
-----------------------------------------------------------------------------------------------------

                                                                          145,395            143,310

     Commercial loans                                                       1,691                919
     Consumer loans:
           Loans secured by savings accounts                                  241                211
           Installment loans                                               33,912             34,899
-----------------------------------------------------------------------------------------------------

                                                                           35,844             36,029
-----------------------------------------------------------------------------------------------------

     Loans receivable, net of unearned discounts                          181,239            179,339
     Less: Allowance for loan losses                                       (1,764)            (1,798)
               Loans in process                                            (5,592)            (7,796)
               Deferred loan fees                                            (124)              (224)
-----------------------------------------------------------------------------------------------------

     Loans receivable, net                                               $173,759           $169,521
=====================================================================================================


Changes in the allowance for loan losses for the nine months ended March 31, 2001 and 2000 are as follows:

                                                                           Fiscal             Fiscal
                                                                             2001               2000
-----------------------------------------------------------------------------------------------------

Balance at beginning of the fiscal year                                    $1,798             $1,866
Provision for losses                                                           13                 13
Charge-offs                                                                   (57)               (80)
Recoveries                                                                     10                 10
-----------------------------------------------------------------------------------------------------

Balance at March 31, 2001 and 2000                                         $1,764             $1,809
=====================================================================================================



At March 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS 114 was $319. Included in this amount is $49 of impaired loans for which the related allowance for loan losses is $12, and $270 of impaired loans that as a result of write-downs do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended March 31, 2001 was approximately $325. For the nine months ended March 31, 2001, the Company recognized interest income on those impaired loans of $1 which was recognized using the cash basis method of income recognition.

                                                              March 31,
                                                           2001       2000
                                                      --------------------------

Non-accrual loans                                          $674       $586
Non-accrual loans as a percent of total loans, net         0.39%      0.37%


------------------

All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA                                                          At March 31,
                                                                       2001             2000
                                                                       -----            ----
                                                             (In thousands except per share data)
                                                             ------------------------------------
                                                                          (Unaudited)


Total assets                                                        $253,032         $243,217
Interest-earning deposits with other institutions                      5,484            4,041
Investment securities available for sale                              40,063           38,616
Investment securities held to maturity                                14,435           21,929
Mortgage-backed securities available for sale                         10,760           11,245
Mortgage-backed securities held to maturity                              233              447
Loans receivable held for sale                                         1,794            1,622
Loans receivable, net                                                173,759          158,767
Savings deposits                                                     199,570          190,257
FHLB advances                                                         22,627           24,425
Retained earnings                                                     25,879           23,529
Stockholders' equity                                                  25,665           23,509
Stockholders' equity per share                                        $13.12           $11.45



STATISTICAL PROFILE                                                      Three months ended                 Nine months ended
                                                                              March 31,                         March 31,
                                                                    ----------------------------       ---------------------------

                                                                        2001             2000              2001            2000
                                                                        ----             ----              ----            ----


Average yield earned on all interest-earning assets                     7.42%            7.22%             7.42%           7.16
Average rate paid on all interest-bearing liabilities                   4.77             4.36              4.76            4.24
Average interest rate spread                                            2.65             2.86              2.66            2.92
Net yield on average interest-earning assets                            3.30             3.45              3.25            3.47
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                            115.39           115.24            114.91          115.72
Return on average assets (1)                                            1.34             1.46              1.43            1.41
Return on average equity  (1)                                          13.59            14.70             15.11           13.82
Average equity to average assets                                        9.85             9.91              9.49           10.22


---------------

(1) Amounts are annualized.

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended March 31, 2001 was $859,000 compared to $869,000 for the same period in the prior year. The decrease of $10,000 or 1.2% was primarily the result of a $87,000 increase in total operating expense and a $4,000 decrease in other income partially offset by a $67,000 increase in net interest income and a $14,000 decrease in income tax expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $67,000 or 3.4% during the three months ended March 31, 2001 as compared to the same period of the prior year. The increase was primarily due to a $2.7 million or 9.0% increase in average net earning assets for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. This increase was partially offset by a decrease in the average interest rate spread from 2.86% for the quarter ended March 31, 2000 to 2.65% for the quarter ended March 31, 2001.

Interest income on loans receivable and loans held for sale increased by $484,000 or 16.3% during the three months ended March 31, 2001 as compared to the same period in the prior year. This increase was primarily due to a $20.9 million or 13.3% increase in the average outstanding balance of loans receivable for the quarter ended March 31, 2001 as compared to the same period in the prior year. In addition, the average yield on loans receivable increased from 7.59% for the quarter ended March 31, 2000 to 7.79% for the quarter ended March 31, 2001. The increase in the average outstanding balance of loans receivable was due to a $19.9 million or 16.5% increase in the average outstanding balance of mortgage loans and a $983,000 or 2.7% increase in the average outstanding balance of consumer and other loans. The increase in the average yield was primarily due to generally higher market interest rates. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $16,000 or 7.7% during the quarter ended March 31, 2001 as compared to the March 31, 2000 quarter. This decrease was primarily due to a $1.0 million or 8.8% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended March 31, 2001 as compared to the March 31, 2000 quarter. This decrease was partially offset by an increase in the average yield on mortgage-backed securities from 6.93% for the quarter ended March 31, 2000 to 7.01% for the quarter ended March 31, 2001. At March 31, 2001, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $208,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 7.09% at March 31, 2001. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities are not sold. The mortgage-backed securities held to maturity portfolio consists of two adjustable-rate and one fixed-rate collateralized mortgage obligations (CMO's) with an average yield of 6.24% at March 31, 2001. At March 31, 2001, the Bank's portfolio of mortgage-backed securities held to maturity had an amortized cost and fair market value of $233,000 and $235,000, respectively. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale decreased during the three months ended March 31, 2001 by $17,000 or 1.8% from the comparable period in 2000, primarily due to a $1.7 million or 2.8% decrease in the average outstanding balance of such securities for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. This decrease was partially offset by an increase in the average yield on investment securities from 6.31% for the quarter ended March 31, 2000 to 6.38% for the quarter ended March 31, 2001. The decrease in the average outstanding balance was primarily due to increased repayments of investments held to maturity due to declining interest rates. At March 31, 2001, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $436,000 and $285,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended March 31, 2001 by $7,000 or 35.0% from the comparable period in 2000. This increase was primarily due to an increase of $461,000 or 30.0% in the average outstanding balance of interest-earning deposits for the quarter ended March 31, 2001 as compared to the March 31, 2000 quarter. Also contributing to the increase was an increase in the average yield on interest-earning deposits from 5.28% for the quarter ended March 31, 2000 to 5.48% for the quarter ended March 31, 2001.

Interest expense on interest-bearing deposits increased by $255,000 or 13.8% for the quarter ended March 31, 2001, compared to the same period in 2000. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 4.19% for the three months ended March 31, 2000 to 4.58% for the three months ended March 31, 2001. Also contributing to the increase was a $7.4 million or 2.4% increase in the average outstanding balance of such deposits during the three months ended March 31, 2001 as compared to the same period of the prior year.

Interest expense on borrowings increased $136,000 or 44.0% for the quarter ended March 31, 2001 compared to the quarter ended March 31, 2000 due to a $8.5 million or 39.1% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings increased from 5.76% for the quarter ended March 31, 2000 to 5.97% for the quarter ended March 31, 2001.

PROVISION FOR LOAN LOSSES. The Bank provided $4,000 to its allowance for loan losses for both the quarters ended March 31, 2001 and 2000. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At both March 31, 2001 and 2000, the Bank's allowance for loan losses amounted to $1.8 million or 1.0% and 1.1%, respectively, of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended March 31, 2001. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2000. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income decreased by $4,000 or 2.0% to $195,000 for the quarter ended March 31, 2001 as compared to the same period in 2000. This was primarily the result of a decrease of $4,000 in service charge income.

OPERATING EXPENSES. Total operating expenses increased by $87,000 or 9.3% during the quarter ended March 31, 2001 as compared to the comparable quarter in 2000. This increase was primarily due to a $55,000 increase in compensation and benefits expense, a $22,000 increase in other operating expenses and a $12,000 increase in premises and occupancy costs. These increases were partially offset by a decrease of $4,000 in professional fees.

INCOME TAX EXPENSE. Income tax expense decreased by $14,000 for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 primarily as a result of lower pre-tax income. The effective tax rate also decreased slightly from 30.9% for the 2000 quarter to 30.3% for the 2001 quarter.

           COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000


GENERAL. The Company's net income for the nine months ended March 31, 2001 was $2,758,000 compared to $2,489,000 for the same period in the prior year. The increase of $269,000 or 10.8% was primarily the result of a $397,000 or 65.8% increase in other income and a $148,000 or 2.5% increase in net interest income. These increases were partially offset by a $141,000 or 12.6% increase in income tax expense and a $135,000 or 4.6% increase in total operating expenses. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income increased by $148,000 or 2.5% during the nine months ended March 31, 2001 as compared to the same period of the prior year. The increase was primarily due to a $20.7 million or 13.4% increase in the average outstanding balance of loans for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. This increase contributed to a $1.4 million or 4.6% increase in the average outstanding balance of net earning assets for the nine months ended March 31, 2001 as compared to the same period in the prior year. These increases were partially offset by a decrease in the average interest rate spread from 2.92% for the nine months ended March 31, 2000 to 2.66% for the nine months ended March 31, 2001.

Interest income on loans receivable and loans held for sale increased by $1.4 million or 16.0% during the nine months ended March 31, 2001 as compared to the same period in the prior year. This increase was primarily due to a $20.7 million or 13.4% increase in the average outstanding balance of loans receivable for the nine months ended March 31, 2001 as compared to the same period in the prior year. Also contributing to the increase was an increase in the average yield on loans receivable from 7.60% for the nine months ended March 31, 2000 to 7.77% for the nine months ended March 31, 2001. The increase in the average outstanding balance of loans receivable was due to a $18.7 million or 15.7% increase in the average outstanding balance of mortgage loans and a $2.0 million or 5.6% increase in the average outstanding balance of consumer loans. The Bank continues to emphasize the origination of consumer loan products as part of its Asset/Liability management due to their generally shorter terms.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $35,000 or 5.6% during the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. This decrease was primarily due to a $1.3 million or 10.8% decrease in the average outstanding balance of mortgage-backed securities during the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. The average yield on mortgage-backed securities increased from 6.74% for the nine months ended March 31, 2000 to 7.14% for the nine months ended March 31, 2001. See "Comparison of the Three Months Ended March 31, 2001 and 2000 - Net Interest Income."

Interest income on investments held to maturity and investments available for sale increased during the nine months ended March 31, 2001 by $264,000 or 9.7% from the comparable period in 2000, primarily due to an increase in the average yield on investment securities from 6.08% for the nine months ended March 31, 2000 to 6.42% for the nine months ended March 31, 2001. In addition, the average outstanding balance of such securities increased $2.4 million or 4.0% for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000. The increase in the average outstanding balance was primarily due to the investment of increased savings deposits and funds borrowed from the FHLB of Pittsburgh. See "Comparison of the Three Months Ended March 31, 2001 and 2000 - Net Interest Income."

Interest income on interest-earning deposits increased during the nine months ended March 31, 2001 by $12,000 or 18.5% from the comparable period in 2000. This increase was primarily due to an increase in the average yield on interest-earning deposits from 5.09% for the nine months ended March 31, 2000 to 6.01% for the nine months ended March 31, 2001. The average outstanding balance of interest-earning deposits increased $4,000 or .2% for the nine months ended March 31, 2001 as compared to the same period in the prior year.

Interest expense on interest-bearing deposits increased by $715,000 or 13.2% for the nine months ended March 31, 2001 compared to the same period in 2000. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 4.09% for the nine months ended March 31, 2000 to 4.48% for the nine months ended March 31, 2001. Also contributing to the increase was a $6.1 million or 3.4% increase in the average outstanding balance of such deposits during the nine months ended March 31, 2001 as compared to the same period of the prior year.

Interest expense on borrowings increased $787,000 or 90.6% for the nine months ended March 31, 2001 compared to the nine months ended March 31, 2000 due to a $14.2 million or 67.3% increase in the average outstanding balance of FHLB advances. The average rate paid on borrowings increased from 5.48% for the nine months ended March 31, 2000 to 6.24% for the nine months ended March 31, 2001.

PROVISION FOR LOAN LOSSES. The Bank provided $13,000 to its allowance for loan losses for both the nine months ended March 31, 2001 and 2000. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended March 31, 2001 and 2000 - Provision For Loan Losses."

OTHER INCOME. Total other income increased by $397,000 or 65.8% to $1.0 million for the nine months ended March 31, 2001 as compared to the same period in 2000. This was primarily the result of $325,000 of non-recurring income resulting from the settlement of litigation and an insurance claim and a $58,000 increase in gains on the sale of investment securities held for sale recorded during the nine months ended March 31, 2001. There were no such gains recorded during the nine months ended March 31, 2000.

OPERATING EXPENSES. Total operating expenses increased by $135,000 or 4.6% during the nine months ended March 31, 2001 as compared to the same period in 2000. This increase was primarily due to a $133,000 increase in compensation and benefits, a $101,000 increase in other operating expenses and a $7,000 increase in data processing fees. These increases were partially offset by a $38,000 decrease in real estate owned expense, a $33,000 decrease in federal insurance premiums, a $28,000 decrease in professional fees and a $7,000 decrease in premises and occupancy costs.

INCOME TAX EXPENSE. Income tax expense increased by $141,000 or 12.6% for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000 primarily as a result of higher pre-tax income. The effective tax rate increased slightly from 31.0% for the 2000 period to 31.3% for the 2001 period.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets decreased by $1.0 million or .4% from June 30, 2000 to March 31, 2001. The largest decreases were a $7.5 million decrease in investment securities held to maturity and a $589,000 decrease in other assets. This decrease was partially offset by a $4.2 million increase in loans receivable, net, a $1.4 million increase in investment securities available for sale, a $1.4 million increase in interest-earning deposits with other institutions and a $475,000 increase in FHLB stock. The largest components of change in liabilities were a $10.8 million decrease in FHLB advances, partially offset by a $6.9 million increase in savings deposits.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2001, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 9.38% and 18.39%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 2001.

                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                        -------       -------      -------
                                           (Dollar amounts in thousands)


Equity capital (1)                      $24,085       $24,085      $24,085
Plus general valuation allowances (2)         -             -        1,764
Plus allowable unrealized gains               -             -          267
                                        -------       -------       ------
   Total regulatory capital              24,085        24,085       26,116
Minimum required capital                 10,269         5,681       11,363
                                        -------       -------       ------
   Excess regulatory capital            $13,816       $18,404      $14,753
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $12,836       $ 8,522      $14,203
                                        =======       =======      =======

Regulatory capital as a percentage (3)     9.38%        16.96%       18.39%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    5.38%        12.96%       10.39%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 033 for the three months ended March 31, 2001.

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $256,714. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $142,033.

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

The Company adopted the provisions of this statement as amended as of July 1, 2000. As of March 31, 2001, no such instruments were used by the Company.

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


Date: May 14, 2001