Form 10-K405
period 2001-06-30
LAUREL CAPITAL GROUP INC
filed 2001-09-28
CIK 892158

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-23101

                           LAUREL CAPITAL GROUP, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                PENNSYLVANIA                                 25-1717451
      ---------------------------------                 -----------------------
        (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                 Identification Number)

             2724 HARTS RUN ROAD
         ALLISON PARK, PENNSYLVANIA                             15101
      --------------------------------                   ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of September 14, 2001, the aggregate value of the 1,788,986 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 154,786 shares held by all directors and officers of the Registrant as a group, was approximately $30.6 million. This figure is based on the mean of the bid and asked prices of $17.085 per share of the Registrant's Common Stock on September 14, 2001.

Number of shares of Common Stock outstanding as of September 14, 2001: 1,943,772

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 2001 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2001 Annual Meeting of Stockholders to be filed within 120 days of June 30, 2001 are incorporated into
Part III, Items 10 through 13 of this Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL

         Laurel Capital Group, Inc. (the "Company") is a bank holding company whose primary asset is the common stock of its wholly owned subsidiary Laurel Savings Bank ("Laurel Savings" or the "Bank"). The Bank's business is conducted through its corporate headquarters located in Allison Park, Pennsylvania as well as four branch offices located in Allegheny County and one branch office located in Butler County, Pennsylvania. At June 30, 2001, the Company had total assets of $258.0 million and stockholders' equity of $26.1 million or 10.1% of total assets. In addition, at such date, the Bank's core capital of $24.6 million and tier I and tier II risk-based capital of $24.6 million and $26.5 million, respectively, exceeded the required amounts by $14.4 million, $19.1 million and $15.4 million, respectively. The Bank's corporate headquarters is located at 2724 Harts Run Road, Allison Park, Pennsylvania, its telephone number is (412) 487-7400 and its internet address is WWW.LAURELSB.COM.

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

         The population of the Bank's principal market area is approximately 1.5 million. The area's economy has been undergoing a rapid transition from heavy industry to one of service, health care, advanced technology, light manufacturing and education industries. As a result of this transition, the unemployment in Allegheny County, the Bank's largest market area, is 4.0% compared to 4.8% for the state of Pennsylvania and 4.5% for the United States. The region also is one of the nation's major corporate and financial centers which contributes to a fairly stable real estate market. Housing costs are below the national average resulting in over 71.8% of the area's residents owning their own home. While the area will likely experience job losses to corporate mergers and downsizing in the future, the Company believes the diversity of the area's industry will continue to provide a stable economy.

LENDING ACTIVITIES

         GENERAL. Laurel Savings has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans' Affairs ("VA"). At June 30, 2001, Laurel Savings' total loan portfolio amounted to $184.9 million ("total loan portfolio"), representing approximately 71.7% of the Bank's total assets at that date. Permanent loans secured by single-family (one-to-four units) residential properties amounted to $130.0 million or 70.3% of the total loan portfolio at June 30, 2001. At June 30, 2001, multi-family (over four units) residential loans amounted to $2.9 million or 1.6% of the total loan portfolio while construction loans (all of which were for the construction of single-family residential properties) totaled $10.8 million or 5.8% of the total loan portfolio and commercial real estate loans totaled $5.1 million or 2.7% of the total loan portfolio. The Bank's consumer loans, the second largest component of the Bank's total loan portfolio, amounted to $34.4 million or 18.7% of such portfolio at June 30, 2001.

         The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                                As of June 30,
                         ----------------------------------------------------------------------------------------------

                                2001                2000               1999                1998              1997
                          ----------------     --------------     ---------------     ---------------     -------------
                           Amount       %      Amount      %      Amount       %      Amount       %      Amount     %
                           ------       --     -------     --     -------      --     -------      --     -------    --
                                                              (Dollars in Thousands)
Real estate loans:

  Single-family            $130,039    70.3%  $125,276    69.8%   $112,334    72.6%   $114,972    73.9%  $114,062   76.5%

  Multi-family                2,892     1.6%     2,476     1.4%      1,612     1.0%      2,474     1.6%     2,740    1.8%

  Construction (1)           10,763     5.8%    10,167     5.7%      2,268     1.5%      4,341     2.8%     3,079    2.1%

  Commercial                  5,051     2.7%     5,391     3.0%      5,375     3.5%      6,391     4.1%     5,676    3.8%
                           --------   ------  --------   ------   --------   ------   --------   ------  --------  ------

    Total real
     estate loans           148,745    80.4%   143,310    79.9%    121,589    78.6%    128,178    82.4%   125,557   84.2%

Commercial loans              1,707      .9%       919      .5%        941      .6%        650      .4%       998     .7%

Consumer loans (2)           34,441    18.7%    35,110    19.6%     32,101    20.8%     26,723    17.2%    22,586   15.1%
                           --------   ------  --------    -----   --------   ------   --------   ------  --------  ------

    Total loans            $184,893   100.0%  $179,339   100.0%   $154,631   100.0%   $155,551   100.0%  $149,141  100.0%
                           --------   ======  --------   ======   --------   ======   --------   ======  --------  ======

Less:

  Loans in process           (6,160)            (7,796)               (987)             (1,953)            (1,634)

  Allowance for loan
   losses                    (1,759)            (1,798)             (1,866)             (1,852)            (1,943)

  Unamortized discounts
    and fees                     (66)             (224)               (388)               (622)              (894)
                            --------          --------           --------             --------           --------

  Net loans receivable      $176,908          $169,521            $151,390            $151,124           $144,670
                            ========          ========            ========            ========           ========


  Loans held for sale(3)      $1,701            $1,514              $1,562              $1,633             $1,827
                            ========          ========            ========            ========           ========

--------------

(1) The $10.8 million construction loan portfolio outstanding at June 30, 2001 consisted of adjustable-rate construction loans totaling $5.6 million and fixed-rate construction loans totaling $5.2 million.

(2) Consumer loans consist primarily of installment loans, auto loans, home equity loans, home improvement loans and loans on savings accounts. For additional information regarding these loans, see Note 4 to the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders ("Annual Report") set forth as Exhibit 13 hereto.

(3)       Loans held for sale consist of guaranteed student loans.

         CONTRACTUAL MATURITIES OF LOANS. The following table sets forth the contractual principal repayments of the total loan portfolio of the Bank as of June 30, 2001 by categories of loans. Loans with adjustable interest rates are shown in the year that they are contractually due. The amounts shown for each period do not take into account either loan prepayments or scheduled amortization of the Bank's loan portfolio.

                                                   Contractual Maturities in Year Ended June 30,
                         --------------------------------------------------------------------------------------------------
                            Total
                         Outstanding
                         At June 30,                       2003-          2005-         2007-      2012-         2023 and
                             2001           2002           2004           2006          2011       2022         Thereafter
                         -----------       -------       -------        -------       -------     ------        ----------
                                                            (In Thousands)
Fixed-rate mortgage
  loans                    $ 88,791        $ 4.142       $ 8,518        $ 9,070       $19,197      $30,076         $17,778

Adjustable-rate
  mortgage loans             49,201          1,432         2,088          2,142         6,422       16,791          20,326

Construction                 10,763         10,763           --              --           --            --              --
Consumer and other
  loans                      36,148          8,819        10,172          5,915         7,901        3,341              --
                           --------        -------       -------        -------       -------      -------         -------
          Total            $184,893        $25,156       $20,778(1)     $17,127(1)    $33,520(1)   $50,208(1)      $38,104(1)
                           ========        =======       =======        =======       =======      =======         =======

--------------

(1) Of the $159.7 million of principal repayments contractually due after June 30, 2002, $109.2 million have fixed-rates of interest and $50.5 million have adjustable or floating rates of interest.

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

         During fiscal 2001, mortgage loans have been originated by the Bank primarily through referrals from real estate loan brokers and to a lesser extent, from builders, walk-in customers, as well as through refinancing for existing customers. The Bank's consumer loans have been originated primarily through its branch network and its construction loans have been originated primarily through local contractors and some walk-in customers.

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

         Historically, the Bank has not been an active purchaser or seller of loans. The sales activity conducted by the Bank during fiscal 2001, 2000 and 1999 primarily focused on the sale of student loans.

         The following table shows total loan origination, purchase and repayment activities of the Bank during the periods indicated.

                                                                   Year Ended June 30,

                                        2001             2000             1999             1998             1997
                                       ------           -------          -------          -------          -------
                                                                     (In Thousands)
Real estate originations:
  Residential:
    Single-family                      $13,790          $28,560          $18,252          $19,654          $ 9,798
    Multi-family                         1,267              836             --               --                550
  Commercial                               530              119             --                360              835
  Construction (1)                      12,268           11,026            2,691            6,020            3,829
                                       -------          -------          -------          -------          -------
    Total real estate loan
      originations                      27,855           40,541           20,943           26,034           15,012
Consumer and other loan
  originations (2)                      13,702           16,424           20,044           17,465           15,390
                                       -------          -------          -------          -------          -------
      Total loan originations           41,557           56,965           40,987           43,499           30,402
Loan participation interests
  purchased                                 --               --              500            1,000               29
                                       -------          -------          -------          -------          -------
Total loan originations
  and loan participation
  interests purchased                   41,557           56,965           41,487           44,499           30,431
                                       -------          -------          -------          -------          -------
Students loans sold                        687              865              952            1,107              719
Loan participation interests
  Sold                                      --               --               --               --               --
Principal loan repayments               32,842           37,881           39,991           36,890           28,330
Other, net (3)                             454              136              349              242               44
                                       -------          -------          -------          -------          -------
  Total principal loan
    repayments and other                33,983           38,882           41,292           38,239           29,093
                                       -------          -------          -------          -------          -------
Net increase in loans
  receivable, net and loans
  held for sale                        $ 7,574          $18,083          $   195          $ 6,260          $ 1,338
                                       =======          =======          =======          =======          =======

----------------------

(1) Construction loans are classified as either a residential or commercial real estate loan at the time of origination depending on the nature of the property securing the loan. Construction loan originations totaled $12.3 million during fiscal 2001, of which $6.5 million were adjustable-rate, single-family residential loans and $5.8 million were fixed-rate, single-family residential loans.

(2)      Includes student loans held for sale

(3) Includes transfers to real estate owned and all activity in the allowance for possible loan losses.

LENDING PROGRAMS AND POLICIES

         RESIDENTIAL LENDING. Historically, Laurel Savings has concentrated its lending activity on the origination of long-term, fixed-rate residential mortgage loans secured by one-to-four family residential properties. As a result, at June 30, 2001, $83.9 million or 45.4% of the Bank's total loan portfolio consisted of long-term loans with fixed-rates of interest which were secured by first mortgages on one-to-four family residential properties. During fiscal 2001, 2000 and 1999, the Bank originated $9.9 million, $8.1 million and $17.3 million, respectively, of fixed-rate mortgage loans. Due to the relatively lower interest rate environment during fiscal 2001, the Bank found the largest portion of its single-family loan demand to be for fixed-rate loans.

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

         In addition, Laurel Savings originates adjustable rate mortgages ("ARMs") with up to a 30-year amortization schedule. On all ARMs currently offered by the Bank, payments are adjusted with each interest rate adjustment so that the term of the ARM is not affected. The Bank currently offers one, three, and five year adjustable rate loans. Interest rate adjustments occur every one, three or five years and are based on the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity that matches the loan type. All three loan types limit interest rate increases to 6% over the life of the loan and limit decreases to 2% below the initial rate. The one year ARM has a 2% maximum increase per adjustment while the three and five year loans have a maximum increase of 3% per adjustment. All of these loans may be converted to fixed rate loans. The Bank does not offer ARMs with below market introductory or "teaser" rates. Although Laurel Savings intends to continue to emphasize the origination of ARMs in order to reduce the impact on its operations of rapid increases in market rates of interest, such loans generally do not adjust as rapidly as changes in the Bank's cost of funds. At June 30, 2001, $46.1 million or 24.9% of the Bank's total loan portfolio consisted of ARMs on one-to-four family residential real estate.

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Bank originated $1.3 million of multi-family residential real estate loans and $530,000 of commercial real estate loans in fiscal 2001. At June 30, 2001, the Bank's multi-family residential real estate loans and commercial real estate loans amounted to $2.9 million and $5.1 million, respectively, or 1.6% and 2.7% of the total loan portfolio, respectively. Such loans generally earn rates of interest which exceed the rates on single-family residential real estate loans and are usually for shorter terms. Such loans have been generally offered with interest rates that adjust annually at 1% to 2% over the Bank Prime Lending Rate as published in the Wall Street Journal. These loans have up to 30-year amortization schedules. The Bank's multi-family real estate loans are secured primarily by apartment buildings and its commercial real estate loans are secured primarily by other income-producing properties located in the Pittsburgh MSA, including office buildings and warehouses. Of the $8.0 million of commercial and multi-family loans at June 30, 2001, $4.9 million have fixed rates of interest and $3.1 million have adjustable rates of interest.

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

         CONSTRUCTION LENDING. The Bank's construction loans accounted for 44.0% of the real estate loans originated in fiscal 2001, 27.2% in fiscal 2000 and 12.8% in fiscal 1999. Such loans are generally used to fund the construction of residential properties for owner-occupancy although the Bank has originated commercial construction and land acquisition and development loans to a limited degree. Most of the Bank's residential construction loans are originated in connection with providing permanent financing on the construction project. The interest rate on the permanent loan is set at the time of the origination of the construction loan. Construction loans are classified as either residential or commercial real estate loans at the time of origination, depending on the nature of the property securing the loan. At June 30, 2001, construction loans amounted to $10.8 million, all of which were originated for the construction of residential properties. The increase in origination of construction loans during fiscal 2001 was primarily due to increased demand for new homes in the Bank's market area.

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

         CONSUMER LENDING. The Bank has continued to emphasize the origination of consumer loans, installment loans and home equity loans, and such loans have increased as a percentage of the total loan portfolio from 15.1% of the total loan portfolio at June 30, 1997 to 18.7% of the total loan portfolio at June 30, 2001, primarily as a result of the Bank's increased origination of fixed-rate home equity loans. The Bank originated $13.7 million, $16.4 million and $20.0 million of consumer loans in fiscal 2001, 2000 and 1999 out of total loan originations and purchases of $41.6 million, $57.0 million and $41.5 million, respectively. Although consumer loans may involve a greater risk of loss than residential real estate loans due to the nature of the collateral involved (or the absence of collateral), the Bank carefully reviews the creditworthiness of the borrower and, where applicable, the value of the collateral for such loans. However, since the amount outstanding on each individual loan is smaller, the risk of financial loss per loan is lower when compared to mortgage and commercial lending.

         Installment loans, consisting primarily of home equity loans, accounted for $34.2 million or 99.3% of all consumer loans at June 30, 2001. Installment loans generally have terms of less than five years with fixed rates of interest. Home equity loans typically have fixed interest rates and terms up to 20 years, although a majority of such loans have terms of ten years or less. The Bank does not require that it hold the first mortgage on the secured property. The Bank also offers a home equity line of credit with an adjustable rate of interest.

         Loans on savings accounts are also offered with the interest rate set at the higher of the underlying collateral rate plus 3% or the current Federal Reserve Board discount rate plus 5%, the interest rate being adjusted if the rate on the account or the Federal Reserve Board discount rate changes. Such loans are generally made for up to 90% of the amount in the savings account and accounted for $251,000 or .7% of the consumer loan portfolio at June 30, 2001.

         REGULATORY REQUIREMENTS. Under the provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), the aggregate amount of loans that the Bank may make to any one borrower is limited to the loans to one borrower limitations applicable to national banks (i.e., 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus when the loan is fully secured by readily marketable securities). At June 30, 2001, the Bank's loans to one borrower limit was approximately $3.9 million and the largest aggregate amount of loans by the Bank to any one borrower, including related entities, was a $900,000 loan secured by a single family residence. This loan was current as of June 30, 2001.

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

         If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a public auction at which the Bank may participate as a bidder at the sale. If the Bank is the successful bidder, the acquired property is then included in the Bank's "real estate owned" account until it is sold. The Bank is permitted to finance the sales of these properties by "loans to facilitate," which involve a lower down payment or a longer term than would be generally allowed by the Bank's underwriting standards. At June 30, 2001, the Bank had one loan to facilitate amounting to $25,000.

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

         The following table sets forth information regarding the Bank's nonaccrual loans and real estate owned at the dates indicated. The Bank did not have any troubled debt restructurings at June 30, 2001.

                                                                             June 30,
                                                      --------------------------------------------------------
                                                      2001         2000         1999        1998          1997
                                                      ----         ----         ----         ----         ----
                                                                       (Dollars in Thousands)
Nonaccruing loans:
  Single-family residential real estate               $467         $476         $364         $355         $600
  Commercial real estate                                31           36           --          119          158
  Multi-family residential                               0           22           22           23           28
  Consumer and other loans                              25           26           90           64          129
                                                      ----         ----         ----         ----         ----
     Total nonaccruing loans                          $523         $560         $476         $561         $915
                                                      ====         ====         ====         ====         ====

Total nonperforming loans as a
  percentage of net loans receivable                   .30%         .33%         .31%         .37%         .63%
                                                      ====         ====         ====         ====         ====
Total real estate owned, net of related
  reserves                                            $290         $ --         $377         $143         $ --
                                                      ====         ====         ====         ====         ====
Total nonperforming loans and real
  estate owned as a percentage of total assets         .20%         .22%         .37%         .32%         .43%
                                                      ====         ====         ====         ====         ====

         Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified as "substandard" and "doubtful," the institution is required to establish prudent general loan loss reserves in accordance with Generally Accepted Accounting Principles ("GAAP"). Assets classified "loss" must be completely written off. A category designated "special mention" also must be established and maintained for assets not currently requiring classification but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and to set aside appropriate loss reserves on the basis of such classification. At June 30, 2001, the Bank's classified assets totaled $661,000, all of which were assets classified as substandard. Assets classified as substandard consisted of the Bank's nonperforming residential, multi-family and commercial real estate loans, consumer loans and real estate owned, certain loans which were delinquent between 15 and 90 days and other current loans which have in the past displayed characteristics which reflect potential weaknesses.

         ALLOWANCES FOR ESTIMATED LOAN LOSSES. Provisions for loan losses on first mortgage and other loans are charged to earnings in amounts that result in allowances appropriate, in management's judgment, to cover anticipated losses. In determining the appropriate level of provisions for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. The Bank's allowances for loan losses totaled $1.8 million at June 30, 2001 or 336.3% of total nonperforming loans at such date. The Bank's management believes that its present allowances for losses are appropriate. However, while management uses the best information available to make such determinations, future adjustments to the loan loss allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgements about information available to them at the time of their examination.

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

         The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated.

                                                                     Year Ended June 30,
                                         --------------------------------------------------------------------------
                                          2001             2000             1999             1998             1997
                                         ------           ------           ------           ------          -------
                                                                    (Dollars in Thousands)

Balance at beginning of Period           $1,798           $1,866           $1,852           $1,943           $1,899
                                         ------           ------           ------           ------          -------

Charge-offs:
   Residential real estate                  (56)             (53)             (14)             (71)             (15)
   Commercial real estate                    --               --               --              (20)              --
   Consumer                                 (19)             (46)             (47)             (61)             (39)
                                         ------           ------           ------           ------           ------
     Total charge-offs                      (75)             (99)             (61)            (152)             (54)
                                         ------           ------           ------           ------           ------
 Recoveries:
   Residential real estate                   --               --               --               --               --
   Consumer                                  18               13               57               43               68
                                         ------           ------           ------           ------           ------
     Total recoveries                        18               13               57               43               68
                                         ------           ------           ------           ------           ------
Net (charge-offs) recoveries                (57)             (86)              (4)            (109)              14
                                         ------           ------           ------           ------           ------
Provision for losses on loans                18               18               18               18               30
                                         ------           ------           ------           ------           ------

Balance at end of period                 $1,759           $1,798           $1,866           $1,852           $1,943
                                         ======           ======           ======           ======           ======
Allowance for loan losses as a
  percent of total net loans
  outstanding                              0.99%            1.06%            1.23%            1.23%            1.34%
                                         ======           ======           ======           ======           ======
Allowance for loan losses as a
  percent of nonperforming loans         336.33%          321.07%          392.02%          330.12%          212.35%
                                         ======           ======           ======           ======           ======

Ratio of net charge-offs to
  average loans outstanding                (.01)%           (.01)%            --%             (.07)%             --%
                                         ======           ======           ======           ======           ======

         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                        June 30,
                            ----------------------------------------------------------------------------------------------------
                                   2001               2000                1999                1998                   1997
                            ----------------     ----------------    -----------------   -----------------    ------------------
                                     Percent             Percent             Percent              Percent               Percent
                                     of Loans            of Loans            of Loans             of Loans              of Loans
                                     in Each             in Each             in Each              in Each               in Each
                                     Category            Category            Category             Category              Category
                                     to Total            to Total            to Total             to Total              to Total
                             Amount    Loans     Amount    Loans     Amount    Loans     Amount     Loans     Amount      Loans
                             ------    ------    ------    ------    ------    ------    ------    ------     ------      ------
                                                                 (Dollars in Thousands)
Residential real estate(1)   $ $901     76.1%    $  898     75.5%    $  873     74.1%    $  603     76.7%     $  600      78.6%
Multi-family real estate         29      1.6%        25      1.4%        17      1.0%        26      1.6%         29       1.8%
Commercial real estate           83      2.7%       164      3.0%       177      3.5%       203      4.1%        237       3.8%
Consumer and other              746     19.6%       711     20.1%       655     21.4%       282     17.6%        250      15.8%
Unallocated                      --       --         --       --        144       --        738       --         827        --
                             ------    ------    ------    ------    ------    ------    ------    ------     ------     ------
Total                        $1,759    100.0%    $1,798    100.0%    $1,866    100.0%    $1,852    100.0%     $1,943     100.0%
                             ======    ======    ======    ======    ======    ======    ======    ======     ======     ======


--------------

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

      The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                                        June 30,
                                                        ----------------------------------------
                                                         2001             2000             1999
                                                        ------          --------         -------
                                                                   (In Thousands)
Mortgage-backed securities held to maturity:
  FNMA Remic                                            $   57          $    74          $   100
  FHLMC Remic                                               93              323              972
                                                        ------          -------          -------
     Total                                              $  150          $   397          $ 1,072
                                                        ======          =======          =======

Mortgage-backed securities available For sale:
  GNMA                                                  $3,424          $ 4,197          $ 4,721
  FNMA                                                   3,027            3,318            4,042
  FHLMC                                                    818              979               58
  FNMA Remic                                                --               --               --
  FHLMC Remic                                            2,578            2,584            2,994
                                                        ------          -------          -------
     Total                                              $9,847          $11,078          $11,815
                                                        ======          =======          =======

      Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at June 30, 2001 is presented below.

                                                      Amounts at June 30, 2001 Which Mature in
                                     ---------------------------------------------------------------------------
                                                                        After Five
                                     One Year        After One to           To          Over 10
                                      or Less         Five Years         10 Years         Years          Total
                                     --------        ------------       -----------     --------        -------
Mortgage-backed securities
held to maturity:
  FNMA Remic                            $ --             $ --              $  --         $   57         $   57
  FHLMC Remic                             --               --                 --             93             93
                                        ----             ----              -----         ------         ------
      Total                             $ --             $ --              $  --         $  150         $  150
                                        ====             ====              =====         ======         ======
Weighted average yield                    --%              --%                --%           5.6%           5.6%
                                        ====             ====              ====          =======        ======
Mortgage-backed securities
available for sale:
  GNMA                                  $ --             $ --              $  --         $3,424         $3,424
  FNMA                                     1                8                 --          3,018          3,027
  FHLMC                                   --               --                 --            818            818
  FHLMC Remic                             --               --                 --          2,578          2,578
                                        ----             ----              -----         ------         -------
      Total                             $  1             $  8              $  --         $9,838         $9,847
                                        ====             ====              =====         ======         ======
Weighted average yield                   9.4%             9.4%                --%          6.79%          6.79%
                                        ====             ====              =====         ======         ======

      Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At June 30, 2001, none of the Bank's mortgage-backed securities were pledged to secure obligations of the Bank.

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

      The following table sets forth the composition and amortized cost of the Bank's investment securities at each of the dates indicated.

                                                                            June 30,
                                                        ----------------------------------------------------
                                                        2001                   2000                  1999
                                                        -----                  -----                 ----
                                                                          (In Thousands)
Investment securities held to maturity:
   Corporate notes and commercial paper                 $13,937               $21,931               $12,439
                                                        =======               =======               =======

Investment securities available for sale:
Municipal obligations                                   $20,335               $21,500               $18,301
Shay Financial Services ARMs Fund                        17,179                16,137                15,240
FNMA preferred stock                                        250                   250                   250
FHLMC preferred stock                                       750                   250                   250
FNMA stock                                                  249                   723                   582
FHLMC stock                                                 199                   590                   480
SLM Student Loan Trust                                      445                   606                   783
Standard Insurance Company stock                              4                     4                     4
                                                        -------               -------               -------

     Total                                              $39,411               $40,060               $35,890
                                                        =======               =======               =======


      The following table sets forth the composition and maturities of the Bank's investment securities portfolio at June 30, 2001.

                                                               Amounts at June 30, 2001 Which Mature In
                                                 --------------------------------------------------------------------
                                                 One Year       1 to 5        5 to 10        Over 10
                                                 or Less         Years         Years           Years           Total
                                                 --------       ------        -------        -------          -------
                                                                   (Dollars in Thousands)
Investment securities held to maturity:
   Corporate notes and Commercial paper          $    --         $1,500        $4,999         $ 7,438         $13,937
                                                 =======         ======        ======         =======         =======
   Weighted average Yield                             --%           7.0%          7.2%            7.6%            7.3%
                                                 =======         ======        ======         =======         =======

Investment securities available for sale:
   Municipal obligations                         $    --         $   --        $  410         $19,925         $20,335
   Shay Financial Services Arms Fund (1)          17,179             --            --              --          17,179
   FMNA preferred stock (1)                          250             --            --              --             250
   FHLMC preferred stock (1)                         750             --            --              --             750
   FMNA stock (1)                                    249             --            --              --             249
   FHLMC stock (1)                                   199             --            --              --             199
   SLM Student Loan Trust                             --             --           445              --             445
   Standard Insurance Company stock (1)                4             --            --              --               4
                                                 -------         ------        ------         -------         -------
               Total                             $18,631         $   --        $  855         $19,925         $39,411
                                                 =======         ======        ======         =======         =======

      Weighted average Yield                         5.5%            --%          6.5%            5.3%            5.4%
                                                 =======         ======        ======         =======         =======

--------------

(1) Such investment securities have no stated contractual maturity.


SOURCES OF FUNDS

      GENERAL. Savings accounts and other types of deposits have traditionally been the principal source of the Bank's funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments and maturities and repayments of investment and mortgage-backed securities. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer term basis to support expanded lending activities or asset/liability management. During fiscal 2001, the Bank decreased its outstanding balance of FHLB advances by $11.8 million for asset/liability management purposes.

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



      The following table sets forth the distribution of the Bank's deposits by type of deposit at the dates indicated.

                                                                     As of June 30,
                                    ------------------------------------------------------------------------------
                                            2001                         2000                        1999
                                    -----------------------     ----------------------       ---------------------
                                                     % of                        % of                       % of
                                     Amount        Deposits      Amount        Deposits       Amount      Deposits
                                    --------       --------     --------       --------      --------     --------
                                                               (Dollars in Thousands)
Passbook and club accounts          $ 30,401         14.8%      $ 31,257         16.2%       $ 30,426       16.7%
NOW accounts                          30,177         14.7         29,049         15.1          26,555       14.6
MMDAs                                 15,756          7.6         15,812          8.2          15,750        8.6
Fixed-rate certificates               94,161         45.8         84,811         44.0          79,518       43.7
Jumbo certificates                     4,131          2.0          2,107          1.1           1,500         .8
IRA and Keogh accounts                31,010         15.1         29,627         15.4          28,369       15.6
                                    --------        -----       --------        -----        --------      -----
  Total                             $205,636        100.0%      $192,663        100.0%       $182,118      100.0%
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

      The following table sets forth information relating to the Bank's deposit flows during the periods indicated.

                                                      Year Ended June 30,
                                           ----------------------------------------
                                            2001             2000             1999
                                           -------          -------          ------
                                                      (In Thousands)
Increase before interest credited          $ 5,921          $ 4,090          $  550
Interest credited                            7,052            6,455           6,178
                                           -------          -------          ------
     Total increase                        $12,973          $10,545          $6,728
                                           =======          =======          ======

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

      The Bank's deposits are obtained primarily from persons who are residents of Pennsylvania, particularly Allegheny and Butler counties. The Bank does not advertise for deposits outside of Pennsylvania and management believes that an insignificant amount of the Bank's deposits were held by nonresidents of Pennsylvania at June 30, 2001. The Bank has not used brokers to obtain funds to date and management of the Bank does not intend to utilize brokers to obtain such deposits in the future.

      The following table presents, by various interest rate categories, the amounts of certificates of deposit at the dates indicated and the amounts at June 30, 2001 which mature during the periods indicated.

                                                                    Amounts at June 30, 2001 Maturing
                                  As of June 30,                         in the Year Ending June,
                            -------------------------       -----------------------------------------------------
                              2000            2001             2002          2003          2004        Thereafter
                            -------------------------       -----------------------------------------------------
                                                         (In Thousands)
Certificate Accounts:
   2.00% to 3.99%            $    364        $  1,944        $ 1,649        $   295        $    --        $    --
   4.00% to 5.99%              68,203          62,102         34,281         11,546         10,414          5,861
   6.00% to 7.99%              47,943          65,256         28,101         27,728          3,352          6,075
   8.00% to 9.99%                  35              --             --             --             --             --
                             --------        --------        -------        -------        -------        -------
Total                        $116,545        $129,302        $64,031        $39,569        $13,766        $11,936
                             ========        ========        =======        =======        =======        =======

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

      As of June 30, 2001, certificates of deposit in amounts of $100,000 or more in the Bank amounted to $4.1 million. The following table sets forth as of June 30, 2001 the distribution of certificates of deposit of $100,000 or more by time remaining to maturity.

                                                         Amount
                                                         ------
                                                     (In Thousands)
     Three months or less                                $3,004
     Over three through six months                          100
     Over six though 12 months                              103
     Over 12 months                                         924
                                                         ------
         Total                                           $4,131
                                                         ======

      The following table presents information concerning deposit accounts at June 30, 2001, including the weighted average rate and the scheduled maturity of certificates of deposit.

                                                                              % of Total          Average
                                                                Amounts         Deposits            Rate
                                                              -------------------------------------------
                                                            (In Thousands)
Passbook and club accounts                                     $ 30,401           14.8%            2.13%
Now accounts                                                     30,177           14.7             0.98
MMDA's                                                           15,756            7.6             2.25
                                                               --------          -----             ----
  Total                                                          76,334           37.1             1.70
                                                               --------          -----             ----
Certificates maturing by quarter:
  September 30, 2001                                             23,229           11.3             5.57
  December 31, 2001                                              19,244            9.4             5.67
  March 31, 2002                                                 12,688            6.2             5.35
  June 30, 2002                                                   8,870            4.3             5.30
  September 30, 2002                                             10,892            5.3             5.96
  December 31, 2002                                              12,107            5.9             6.11
  March 31, 2003                                                  7,846            3.8             6.42
  June 30, 2003                                                   8,724            4.2             6.65
  September 30, 2003                                              7,339            3.6             5.95
  December 31, 2003                                               3,515            1.7             5.39
  March 31, 2004                                                  1,935            0.9             5.42
  June 30, 2004                                                     978            0.5             5.21
  Thereafter                                                     11,935            5.8             5.98
                                                               --------           ----             ----
Total certificate accounts                                      129,302           62.9             5.80
                                                               --------          -----             ----
    Total deposits                                             $205,636          100.0%            4.28%
                                                               ========          =====             ====


         BORROWINGS. Laurel Savings may obtain advances from the FHLB of Pittsburgh upon the security of the capital stock of the FHLB which it owns, deposits with the FHLB of Pittsburgh and certain of its home mortgages, provided certain standards related to creditworthiness are met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At June 30, 2001, 2000 and 1999, the Bank had $21.6 million, $33.4 million and $20.0 million, respectively, of FHLB advances outstanding.

         The following table presents certain information regarding FHLB advances for the periods indicated:

                                                                 Year Ended June 30,
                                                    -----------------------------------------------------
                                                     2001                  2000                    1999
                                                    -------               -------                 -------
                                                                  (Dollars in thousands)
FHLB advances:
Average balance outstanding                         $31,927               $22,736                 $18,555
Maximum amount
 Outstanding at any month-
 end during the period                              $41,923               $33,424                 $20,031
Weighted average interest
 rate during the period                                6.18%                 5.67%                   5.43%
Amount outstanding at the
 end of the period                                  $21,626               $33,424                 $20,029
Weighted average rate at the
 end of the period                                     5.82%                 6.34%                   5.41%

         Many financial institutions obtain funds from sales of securities to institutional investors under agreements to repurchase ("institutional repurchase agreements"), which are considered borrowings. The Bank has not utilized and has no present intention to utilize institutional repurchase agreements as a source of funds.

SUBSIDIARIES

         The Bank has one wholly owned subsidiary, Laurel Financial Services Corporation ("LFSC"), which is the result of combining its former wholly owned subsidiaries of All-Par Service Corporation and Pesa Service Corporation. LFSC is currently inactive. At June 30, 2001, LFSC had no assets or liabilities.

EMPLOYEES

         The Bank had 40 full-time employees and 13 part-time employees as of June 30, 2001. None of the employees are represented by a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2001, the Bank met each of its capital requirements.

         The following table sets forth certain information concerning the Bank's regulatory capital at June 30, 2001.

                                                                                   Tier 1           Tier 2
                                                                 Tier 1             Risk-           Risk-
                                                                  Core              Based           Based
                                                                 Capital           Capital         Capital
                                                                 -------           -------         -------
Equity Capital (1)                                               $24,626           $24,626         $24,626
Plus general valuation allowances (2)                                 --                --           1,735
Plus allowable unrealized gains                                       --                --             126
                                                                 -------           -------         -------

        Total regulatory capital                                  24,626            24,626          26,487
Minimum required capital                                          10,230             5,552          11,104
                                                                 -------           --------        -------
        Excess regulatory capital                                $14,396           $19,074         $15,383
                                                                 =======           =======         =======
Regulatory capital as a percentage (3)                              9.63%            17.74%          19.09%
Minimum required capital percentage                                 4.00              4.00            8.00
                                                                 -------           -------         -------
        Excess regulatory capital percentage                        5.63%            13.74%          11.09%
                                                                 =======           =======         =======

---------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Department for the quarter ended June 30, 2001

(2)      Limited to 1.25% of risk adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total assets of $255,712. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighed assets of $138,782.


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

         NET OPERATING LOSS CARRYOVERS. For years beginning after August 5, 1997, financial institutions like the Bank may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. As of June 30, 2001, the Bank had no net operating loss carryover for federal income tax purposes.

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

         STATE TAXATION. The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania. Dividends received from the Bank qualify for a 100% dividends received deduction and are not subject to Corporate Net Income Tax. In addition, the Company's investments in its subsidiaries qualify as exempt intangible assets and greatly reduce the amount of Capital Stock Tax assessed.

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

ITEM 2.  PROPERTIES.

         The following table sets forth certain information as of June 30, 2001 with respect to the offices of the Company and Laurel Savings.

                                                                          Net Book Value of Property or
                                     Owned or           Lease              Leasehold Improvements as of
      Location                        Leased        Expiration Date                 June 30, 2001
-----------------------------        --------       ---------------       -----------------------------
Allegheny County:

  363 Butler Street
  Etna                                Owned                                           $ 87

  1416 Mt. Royal Blvd.
  Glenshaw                            Owned                                            135

  1801 Jancey Street
  Morningside, Pittsburgh             Leased             2001(1)                        --

  2724 Harts Run Road
  Allison Park                        Owned                                            481

  744 Little Deer Creek Road
  Russellton                          Owned                                             76

Butler County:

  125 West Main Street
  Saxonburg                           Owned                                            158

--------------

(1) At June 30, 2001, the Bank exercised a five year option to extend this lease.

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

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from pages 1 and 3 of the Company's Annual Report to Stockholders attached hereto as
Exhibit 13 (the "2001 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page 29 of the Company's 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 30 to 42 of the Company's 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 30 to 32 of the Company's 2001 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 6 to 28 of the Company's 2001 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from "Information With Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders for fiscal 2001 ("Proxy Statement").

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


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 hereto):

         Independent Auditors' Report

         Consolidated Statements of Financial Condition at June 30, 2001 and
         2000

         Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2001, 2000 and 1999

         Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999

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

         (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

        No.          Exhibits                                                              Page
       ----          --------                                                              ----
        3.1          Articles of Incorporation                                                *
        3.2          Bylaws                                                                   *
        4            Common Stock Certificate                                                 *
       10.1          1987 Stock Compensation Program                                          *
       10.2          1993 Key Employee Stock Compensation Program                            **
       10.3          1993 Directors' Stock Option Plan                                       **
       10.4          1996 Stock Option Plan                                                 ***
       10.5          2000 Stock Option Plan                                                ****
       10.6          Employment agreement between Laurel Savings Bank
                        and Edwin R. Maus                                                   ***
       11            Earnings Per Share Computation
       13            2001 Annual Report to Stockholders
       21            See "Business - Subsidiaries" for the required information.
       23            Consent of KPMG LLP

--------------

* Incorporated by reference to the Company's Registration Statement on Form S-4.

** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1994.

*** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1997.

**** Incorporated by reference to the Company's proxy statement dated October 6, 2000.

         (b)  Reports on Form 8-K

         The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2001.

         (c)  See (a)(3) above for all exhibits and the Exhibit Index.

         (d) There are no other financial statements and Financial Statement Schedules which were excluded from the 2001 Annual Report to Stockholders which are required to be included herein.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              LAUREL CAPITAL GROUP, INC.


                                              By: /s/ Edwin R. Maus
                                                  -----------------------------
Date: September 28, 2001                          Edwin R. Maus, President and
                                                  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Arthur G. Borland                                 Date: September 28, 2001
----------------------------------------------
Arthur G. Borland, Director


 /s/ Richard  J. Cessar                                Date: September 28, 2001
----------------------------------------------
Richard J. Cessar, Chairman of the Board


 /s/ Annette D. Ganassi                                Date: September 28, 2001
----------------------------------------------
Annette D. Ganassi, Director


 /s/ Richard S. Hamilton                               Date: September 28, 2001
----------------------------------------------
Richard S. Hamilton, Director


                                                       Date: September 28, 2001
----------------------------------------------
Harvey J. Haughton, Director

 /s/ Edwin R. Maus                                     Date: September 28, 2001
----------------------------------------------
Edwin R. Maus, Director, President
 and Chief Executive Officer


 /s/ J. Harold Norris                                  Date: September 28, 2001
----------------------------------------------
J. Harold Norris, Director


 /s/ John A. Howard, Jr.                               Date: September 28, 2001
----------------------------------------------
John A. Howard, Jr., Senior Vice President,
 Chief Financial Officer and
 Corporate Secretary/ Treasurer