Form 10-Q
period 2001-09-30
LAUREL CAPITAL GROUP INC
filed 2001-11-09
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                  to
                               ----------------    ---------------

Commission File Number: 0-23101

                           LAUREL CAPITAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                         25-1717451
-------------------------------                          --------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

      2724 Harts Run Road
  Allison Park, Pennsylvania                                       15101
-------------------------------                                ------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number including area code:  (412) 487-7404


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

                 Class:  Common stock, par value $.01 per share
               Outstanding at November 1, 2001: 1,945,272 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX


                                                                        PAGE


Part I - Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of             1
          September 30, 2001 and June 30, 2001

          Consolidated Statements of Operations for the Three              2
          Months Ended September 30, 2001 and 2000

          Consolidated Statement of Stockholders' Equity for the           3
          Three Months Ended September 30, 2001

          Consolidated Statements of Cash Flows for the Three              4
          Months Ended September 30, 2001 and 2000

          Notes to Unaudited Consolidated Financial Statements           5-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10-15

Item 3.   Quantitative and Qualitative Disclosures about Market Risk      16

Part II - Other Information

         Item 1.  Legal Proceedings                                       16

         Item 2.  Changes in Securities and Use of Proceeds               16

         Item 3.  Defaults Upon Senior Securities                         16

         Item 4.  Submission of Matters to a Vote of
                    Security Holders                                      16
         Item 5.  Other Information                                       16
         Item 6.  Exhibits and Reports on Form 8-K                        16


Signatures                                                                17

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                                  September 30,   June 30,
                                                                                     2001           2001
---------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
        ASSETS

Cash                                                                             $     861      $   1,045
Interest-earning deposits with other institutions                                   17,935          8,669
Investment securities available for sale                                            40,234         39,762
Investment securities held to maturity  (market value of $9,908 and $14,129)         9,526         13,937
Mortgage-backed securities available for sale                                        9,409          9,998
Mortgage-backed securities held to maturity (market value of $56 and $152)              54            150
Loans receivable, held for sale                                                      1,513          1,701

Loans receivable                                                                   176,325        178,667
Allowance for loan losses                                                           (1,761)        (1,759)
---------------------------------------------------------------------------------------------------------
        Loans receivable, net                                                      174,564        176,908

Federal Home Loan Bank stock                                                         1,706          1,706
Real estate owned                                                                      294            290
Accrued interest receivable:
        Loans                                                                          967            960
        Interest-earning deposits and investments                                      452            687
        Mortgage-backed securities                                                      49             56

Office properties and equipment, net of accumulated depreciation                     1,226          1,271
Prepaid expenses and sundry assets                                                     773            872
---------------------------------------------------------------------------------------------------------

                      Total Assets                                               $ 259,563      $ 258,012
=========================================================================================================

        LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

        Savings deposits                                                         $ 205,035      $ 205,636
        Federal Home Loan Bank advances                                             21,625         21,626
        Advance deposits by borrowers for taxes and insurance                          867          2,850
        Accrued interest payable                                                     1,749            563
        Accrued income taxes                                                           428            130
        Securities purchased, not settled                                            2,087             --
        Other accrued expenses and sundry liabilities                                1,124          1,069
---------------------------------------------------------------------------------------------------------

                      Total Liabilities                                            232,915        231,874
---------------------------------------------------------------------------------------------------------
Stockholders' Equity

        Common stock,  $.01 par value; 5,000,000
           shares authorized;  2,350,667 and 2,348,863 shares
           issued, respectively                                                         24             23
        Additional paid-in capital                                                   5,343          5,322
        Treasury stock, at cost (405,895 and 389,895 shares)                        (5,827)        (5,553)
        Retained earnings                                                           26,879         26,427
        Accumulated other comprehensive income, net of tax                             648            331
        Stock held in deferred compensation trust                                     (419)          (412)
---------------------------------------------------------------------------------------------------------

                      Total Stockholders' Equity                                    26,648         26,138
---------------------------------------------------------------------------------------------------------

                      Total Liabilities and Stockholders' Equity                 $ 259,563      $ 258,012
=========================================================================================================



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

             For the Three Months Ended September 30, 2001 and 2000
                     (In thousands, except per share data)

                                                                          Three months ended
                                                                             September 30,
                                                                          -------------------

                                                                           2001         2000
                                                                           -----        ----
Interest income:
       Loans                                                               $3,390      $3,348
       Mortgage-backed securities                                             150         204
       Investments                                                            726       1,014
       Interest-earning deposits                                               93          24
                                                                           ------      ------
               Total interest income                                        4,359       4,590

Interest expense:
       Savings deposits                                                     2,108       1,989
       Borrowings                                                             321         564
                                                                           ------      ------
               Total interest expense                                       2,429       2,553
                                                                           ------      ------
Net interest income before provision
       for loan losses                                                      1,930       2,037
Provision for loan losses                                                       5           5
                                                                           ------      ------
Net interest income after provision
       for loan losses                                                      1,925       2,032
                                                                           ------      ------
Other income:
       Service charges                                                        211         180
       Net gain on sale of investments and
               mortgage-backed securities available for sale                   --           5
       Gain on the sale of loans held for sale                                 11           5
       Other operating income                                                  18          16
                                                                           ------      ------
               Total other income                                             240         206
                                                                           ------      ------
Operating expenses:
       Compensation, payroll taxes and
               fringe benefits                                                511         500
       Premises and occupancy costs                                           131         135
       Federal insurance premiums                                               9          10
       Net loss on real estate owned                                            7           1
       Data processing expense                                                 59          55
       Professional fees                                                       24          49
       Other operating expenses                                               251         273
                                                                           ------      ------
               Total operating expenses                                       992       1,023
                                                                           ------      ------
Income before income taxes                                                  1,173       1,215
                                                                           ------      ------

Provision for income taxes:
       Federal                                                                304         314
       State                                                                   65          58
                                                                           ------      ------
               Total income taxes                                             369         372
                                                                           ------      ------

               Net income                                                  $  804      $  843
                                                                           ======      ======
Earnings per share
               Basic                                                       $ 0.41      $ 0.43
                                                                           ======      ======
               Diluted                                                     $ 0.39      $ 0.41
                                                                           ======      ======
Dividends per share                                                        $ 0.18      $ 0.17
                                                                           ======      ======



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                  For the Three Months Ended September 30, 2001
                                 (In thousands)



                                                                                 Accumulated   Stock Held in
                                                Additional                          Other        Deferred        Total
                                    Common       Paid-in     Treasury   Retained    Income     Compensation   Stockholders'
                                     Stock       Capital      Stock     Earnings  Net of Tax       Trust         Equity
                                    ------      ---------    --------   -------- -----------   ------------   -------------

Balance, June 30, 2001                $   23      $  5,322   ($ 5,553)   $ 26,427    $   331     ($   412)         $ 26,138

Comprehensive income:
    Net income                            --           --         --          804         --           --               804
    Other comprehensive income,
         net of tax $165                  --           --         --           --        317           --               317
                                     -------     --------   --------     --------    -------      -------          --------

Total comprehensive income                --           --         --          804        317           --             1,121

Stock options exercised
     (1,804 shares)                        1           21         --           --         --           --                22

Dividends on common stock
     at $0.18 per share                   --           --         --         (352)        --           --              (352)

Treasury stock purchased                  --           --       (274)          --         --           --              (274)

Net purchase of stock in
     deferred compensation trust          --           --         --           --         --           (7)               (7)

                                     -------     --------    -------     --------     ------       -------          --------

Balance, September 30, 2001         $     24     $  5,343   ($ 5,827)    $ 26,879    $   648       ($  419)         $ 26,648
                                    ========     ========    =======     ========    ========      =======           =======




SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

             For the Three Months Ended September 30, 2001 and 2000
                                 (In thousands)

                                                                                             2001            2000
------------------------------------------------------------------------------------------------------------------
Net income:                                                                                $    804       $    843
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                                     47             49
                Provision for loan losses                                                         5              5
                Net loss on sale of real estate owned                                            --             --
                Net gain on sale of investment securities available for sale                     --             (5)
                Gain on the sale of loans held for sale                                         (11)            (5)
                Amortization of deferred loan fees                                              (25)           (20)
                Origination of loans held for sale                                             (340)          (357)
                Proceeds from sale of loans held for sale                                       539            255
                Decrease in accrued interest receivable                                         235            167
                Increase in accrued interest payable                                          1,186          1,216
                Securities purchased, not settled                                             2,807
                Other - net                                                                    (420)           267
------------------------------------------------------------------------------------------------------------------

                               Net cash provided by operating activities                      4,827          2,415
------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                                     (2,032)            --
      Purchase of investment securities available for sale                                     (889)          (268)
      Purchase of FHLB stock                                                                     --           (375)
      Proceeds from sale of investment securities available for sale                             --            333
      Principal repayments and maturities of investment securities available for sale           750             --
      Principal repayments and maturities of investment securities held to maturity           6,445             --
      Principal repayments and maturities of mortgage-backed securities
         available for sale                                                                     712            185
      Principal repayments and maturities of mortgage-backed securities
         held to maturity                                                                        96             65
      Decrease (increase) in loans                                                            2,364         (2,986)
      Net additions to office properties and equipment                                           (2)            (2)
------------------------------------------------------------------------------------------------------------------

                               Net cash used by investing activities                          7,444         (3,048)
------------------------------------------------------------------------------------------------------------------

Financing activities:
      Net decrease in demand and club accounts                                                 (398)        (2,397)
      Net decrease in time deposit accounts                                                    (203)        (2,100)
      Net (decrease) increase in FHLB advances                                                   (1)         7,499
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                             (1,983)        (2,008)
      Stock options exercised                                                                    22             13
      Acquisition of treasury stock                                                            (274)          (546)
      Dividends paid                                                                           (352)          (336)
------------------------------------------------------------------------------------------------------------------

                               Net cash provided by financing activities                     (3,189)           125
------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                       9,082           (508)
Cash and cash equivalents at beginning of period                                              9,714          4,918
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                 $ 18,796       $  4,410
==================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
                Interest on savings deposits                                               $    922       $    773
                Interest on FHLB advances                                                       321            507
                Income taxes                                                                    197            110
      Transfer of loans to real estate owned                                                     --            142

      Cash paid during the period for interest includes interest credited on deposits of $658 and $627 for the three months ended September 30, 2001 and 2000, respectively
===================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2001 AND JUNE 30, 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2001 Annual Report to Stockholders for the year ended June 30, 2001. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                    Three Months Ended
                                                                       September 30,
                                                                    2001          2000
                                                                --------------------------
Basic earnings per share:
   Net income                                                   $      804      $      843
   Weighted average shares outstanding                           1,955,821       1,978,530
   Earnings per share                                           $     0.41          $ 0.43

Diluted earnings per share:
   Net income                                                   $      804      $      843
   Weighted average shares outstanding                           1,955,821       1,978,530
   Dilutive effect of employee
      stock options                                                 88,188          67,771
                                                                 ----------      ----------
   Diluted weighted shares outstanding                           2,044,009       2,046,301
   Earnings per share                                           $     0.39          $ 0.41


Options to purchase 8,430 shares of common stock at $18.00 and 8,430 shares of common stock at $19.50 per share were outstanding during the three months ended September 30, 2001, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

For the three months ended September 30, 2000, options to purchase 72,596 shares of common stock at prices ranging from $14.69 to $19.50 per share were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended September 30, 2001 and 2000, the Company's total comprehensive income was $1,121 and $1,350, respectively. Total comprehensive income is comprised of net income of $804 and $843, respectively, and other comprehensive income of $317 and $507, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

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

(3)     INVESTMENT AND MORTGAGE-BACKED SECURITIES

        Investment securities and mortgage-backed securities available for sale are comprised of the following:


                                                                           Amortized         Gross Unrealized          Fair
                                                                              Cost           Gains       Losses        Value
                                                                           --------------------------------------------------
AT SEPTEMBER 30, 2001:
     Municipal obligations                                                    $19,604      $   453      $    90      $19,967
     FNMA preferred stock                                                         250           --            1          249
     FHLMC preferred stock                                                        750           20           --          770
     FNMA common stock                                                            631          170           --          801
     FHLMC  common stock                                                          498          152           --          650
     SLMA Student Loan Trust                                                      401           15           --          416
     Standard Insurance Company stock                                               4            4           --            8
     Shay Financial Services
         ARMs Fund                                                             17,387           --           14       17,373
----------------------------------------------------------------------------------------------------------------------------

                                                                               39,525          814          105       40,234

     Mortgage-backed securities available for sale                              9,136          273           --        9,409
----------------------------------------------------------------------------------------------------------------------------

             Total                                                            $48,661      $ 1,087      $   105      $49,643
============================================================================================================================




At September 30, 2001, the contractual maturities of the debt securities available for sales are:


                                                                              Amortized       Fair
                                                                                Cost        Value
                                                                              --------------------
     Due after five years through ten years                                   $   811      $   833
     Due after ten years                                                       19,194       19,550
                                                                              --------------------

             Total                                                            $20,005      $20,383
                                                                              ====================

Mortgage-backed securities have various contractual maturity dates Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock, Standard Insurance Company stock and the Shay Financial Services ARMs Fund have no stated maturity.

 Note: Gross realized gains of $5 were recorded during the three months ended September 30, 2000 on the sale of investment securities available for sale. There were no sales of such securities during the three months ended September 30, 2001. Proceeds from the sale of investments available for sale during the three months ended September 30, 2000 were $333.



        Investment and mortgage-backed securities held to maturity are comprised of the following:



                                                                              Amortized    Gross Unrealized        Fair
                                                                                 Cost      Gains    Losses         Value
                                                                             -------------------------------------------
AT SEPTEMBER 30, 2001
     Corporate and Agency bonds                                               $9,526      $  385      $    3      $9,908
      Mortgage-backed securities                                                  54           2          --          56
                                                                              ------------------------------------------

             Total                                                            $9,580      $  387      $    3      $9,964
                                                                              ------------------------------------------



At September 30, 2001, the contractual maturities of the debt securities held to maturity are:


                                                                             Amortized     Fair
                                                                              Cost       Value
                                                                            --------------------
     Due after one year through five years                                    $2,532      $2,549
     Due after five years through ten years                                    3,999       4,119
     Due after ten years                                                       2,995       3,240
                                                                              ------------------

             Total                                                            $9,526      $9,908
                                                                              ==================


     Mortgage-backed securities have various contractual maturity dates Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)      LOANS RECEIVABLE

              Loans receivable are comprised of the following:


                                                                   September 30,      June 30,
                                                                      2001              2001
---------------------------------------------------------------------------------------------
First mortgage loans:
      1 to 4 family dwellings                                       $ 128,387       $ 130,010
      Multi-family dwellings                                            2,579           2,892
      Commercial                                                        4,970           5,051
      Guaranteed or insured                                                28              29
      Construction and development loans                               12,608          10,763
---------------------------------------------------------------------------------------------

                                                                      148,572         148,745

Commercial loans                                                        1,404           1,707
Consumer loans:
      Loans secured by savings accounts                                   288             251
      Installment loans                                                34,044          34,190
---------------------------------------------------------------------------------------------

                                                                       35,736          36,148
---------------------------------------------------------------------------------------------

Loans receivable, net of unearned discounts                           184,308         184,893
Less: Allowance for loan losses                                        (1,761)         (1,759)
          Loans in process                                             (8,014)         (6,160)
          Net deferred loan origination costs (fees collected)             31             (66)
---------------------------------------------------------------------------------------------

Loans receivable, net                                               $ 174,564       $ 176,908
=============================================================================================



Changes in the allowance for loan losses for the three months ended September 30, 2001 and 2000 are as follows:



                                              Fiscal        Fiscal
                                               2002          2001
------------------------------------------------------------------

Balance at beginning of the fiscal year      $ 1,759       $ 1,798
Provision for losses                               5             5
Charge-offs                                       (4)          (42)
Recoveries                                         1             3
------------------------------------------------------------------

Balance at September 30, 2001 and 2000       $ 1,761       $ 1,764
==================================================================


At September 30, 2001, the recorded investment in loans that are considered to be impaired under SFAS 114 was $213. At September 30, 2001, the $213 of impaired loans, as a result of write-downs, do not have an allowance for loan losses. The average recorded investment in impaired loans during the three months ended September 30, 2001 was approximately $214. For the three months ended September 30, 2001, the Company recognized interest income on those impaired loans of $0.2 which was recognized using the cash basis method of income recognition.


                                                                                     September 30,
                                                                               2001            2000
                                                                               --------------------
         Non-accrual loans                                                      $507           $354
         Non-accrual loans as a percent of total loans, net                     0.29 %          0.21 %

---------------
 All loans 90 days or more past due are reported as non-accrual.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA                                         At September 30,
                                                        2001           2000
                                                        ----           ----
                                                  (In thousands except per share data)
                                                   ----------------------------------
                                                            (Unaudited)

Total assets                                           $259,563      $257,104
Interest-earning deposits with other institutions        17,935         3,517
Investment securities available for sale                 40,234        39,244
Investment securities held to maturity                    9,526        21,932
Mortgage-backed securities available for sale             9,409        10,867
Mortgage-backed securities held to maturity                  54           332
Loans receivable held for sale                            1,513         1,621
Loans receivable, net                                   174,564       172,380
Savings deposits                                        205,035       188,166
FHLB advances                                            21,625        40,923
Retained earnings                                        26,879        24,627
Stockholders' equity                                     26,648        23,727
Stockholders' equity per share                         $  13.70      $  12.09




STATISTICAL PROFILE                                            Three months ended
                                                                  September 30,
                                                               -------------------

                                                                2001        2000
                                                                ----        ----

Average yield earned on all interest-earning assets             6.95 %      7.40 %
Average rate paid on all interest-bearing liabilities           4.48         4.68
Average interest rate spread                                    2.47         2.72
Net yield on average interest-earning assets                    3.08         3.28
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                    116.65       114.71
Return on average assets (1)                                    1.25         1.32
Return on average equity (1)                                   12.14        14.38
Average equity to average assets                               10.27         9.19





---------------------
(1) Amounts are annualized .

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended September 30, 2001 was $804,000 compared to $843,000 for the same period in the prior year. The decrease of $39,000 or 4.6% was primarily the result of a $107,000 decrease in net interest income partially offset by a $31,000 decrease in total operating expense and a $34,000 increase in other income. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $107,000 or 5.3% during the three months ended September 30, 2001 as compared to the same period of the prior year. The decrease was primarily due to decrease in the average interest rate spread from 2.72% for the quarter ended September 30, 2000 to 2.47% for the quarter ended September 30, 2001. This decrease was partially offset by a $4.0 million or 12.5% increase in average net earning assets for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Interest income on loans receivable and loans held for sale increased by $42,000 or 1.3% during the three months ended September 30, 2001 as compared to the same period in the prior year. This increase was primarily due to a $5.1 million or 3.0% increase in the average outstanding balance of loans receivable for the quarter ended September 30, 2001 as compared to the same period in the prior year. This increase was partially offset by a decrease in the average yield on loans receivable from 7.81% for the quarter ended September 30, 2000 to 7.68% for the quarter ended September 30, 2001. The increase in the average outstanding balance of loans receivable was due to a $5.5 million or 4.0% increase in the average outstanding balance of mortgage loans and a $324,000 or .9% decrease in the average outstanding balance of consumer and other loans. The decrease in the average yield was primarily due to generally lower market interest rates.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $54,000 or 26.5% during the quarter ended September 30, 2001 as compared to the September 30, 2000 quarter. This decrease was primarily due to a $1.8 million or 15.5% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended September 30, 2001 as compared to the September 30, 2000 quarter. In addition, the average yield on mortgage-backed securities decreased from 7.18% for the quarter ended September 30, 2000 to 6.25% for the quarter ended September 30, 2001. At September 30, 2001, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $273,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 6.42% at September 30, 2001. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities are not sold. The mortgage-backed securities held to maturity portfolio consists of one adjustable-rate collateralized mortgage obligation (CMO's) with an average yield of 4.60% at September 30, 2001. At September 30, 2001, the Bank's portfolio of mortgage-backed securities held to maturity had an amortized cost and fair market value of $54,000 and $56,000, respectively. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities reprice. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale decreased during the three months ended September 30, 2001 by $288,000 or 28.4% from the comparable period in 2000, primarily due to a $10.5 million or 16.6% decrease in the average outstanding balance of such securities for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. In addition, the average yield on investment securities decreased from 6.38% for the quarter ended September 30, 2000 to 5.48% for the quarter ended September 30, 2001. The decrease in the average outstanding balance was primarily due to increased repayments of investments held to maturity due to declining interest rates. At September 30, 2001, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $709,000 and $382,000, respectively. See
Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended September 30, 2001 by $69,000 or 287.5% from the comparable period in 2000. This increase was primarily due to an increase of $9.7 million or 650.1% in the average outstanding balance of interest-earning deposits for the quarter ended September 30, 2001 as compared to the September 30, 2000 quarter. This increase was partially offset by a decrease in the average yield on interest-earning deposits from 6.40% for the quarter ended September 30, 2000 to 3.31% for the quarter ended September 30, 2001. The increase in the average balance was primarily due to increases in deposit balances and repayments of investment and mortgage-backed securities which exceeded the demand for loans.

Interest expense on interest-bearing deposits increased by $119,000 or 6.0% for the quarter ended September 30, 2001, compared to the same period in 2000. The increase was primarily due to a $12.4 million or 6.9% increase in the average outstanding balance of such deposits during the three months ended September 30, 2001 as compared to the same period of the prior year. The average interest rate paid on savings deposits decreased from 4.36% for the three months ended September 30, 2000 to 4.33% for the three months ended September 30, 2001.

Interest expense on borrowings decreased $243,000 or 43.1% for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 due to a $13.8 million or 39.0% decrease in the average outstanding balance of FHLB advances. The average rate paid on borrowings decreased from 6.31% for the quarter ended September 30, 2000 to 5.89% for the quarter ended September 30, 2001.

PROVISION FOR LOAN LOSSES. The Bank provided $5,000 to its allowance for loan losses for both the quarters ended September 30, 2001 and 2000. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At both September 30, 2001 and 2000, the Bank's allowance for loan losses amounted to $1.8 million or 1.1% and 1.2%, respectively, of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended September 30, 2001. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2001. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $34,000 or 16.5% to $240,000 for the quarter ended September 30, 2001 as compared to the same period in 2000. This was primarily the result of an increase of $31,000 in service charge income.

OPERATING EXPENSES. Total operating expenses decreased by $31,000 or 3.0% during the quarter ended September 30, 2001 as compared to the comparable quarter in 2000. This decrease was primarily due to a $ 25,000 decrease in professional fees, a $22,000 decrease in other operating expenses and $4,000 decrease in premises and occupancy cost. These decreases were partially offset by a $11,000 increase in compensation and benefits expense, a $6,000 increase in real estate owned expense and a $4,000 increase in data processing expense.

INCOME TAX EXPENSE. Income tax expense decreased by $3,000 for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 primarily as a result of lower pre-tax income. The effective tax rate increased slightly from 30.6% for the 2000 quarter to 31.5% for the 2001 quarter.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $1.6 million or .6% from June 30, 2001 to September 30, 2001. The largest increase was a $9.3 million increase in interest-bearing deposits with other institutions partially offset by a $4.4 million decrease in investment securities held to maturity and a $2.3 million decrease in loans receivable, net.
The largest components of change in liabilities were a $2.1 million increase in other accrued expenses and sundry liabilities and a $1.2 million increase in accrued interest payable. These increases were partially offset by a $2.0 million decrease in advance deposits by borrowers for taxes and insurance and a $601,000 decrease in savings deposits.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2001, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 9.73% and 19.46%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 2001.

                                            Tier I          Tier I        Tier II
                                             Core       Risk-Based     Risk-Based
                                            Capital        Capital       Capital
                                            -------     ----------     -----------
                                           (Dollar amounts in thousands)

Equity capital (1)                           $25,087       $25,087       $25,087
Plus general valuation allowances (2)           --            --           1,732
Plus allowable unrealized gains                 --            --             149
                                             -------       -------       -------
   Total regulatory capital                   25,087        25,087        26,968
Minimum required capital                      10,313         5,543        11,086
                                             -------       -------       -------
   Excess regulatory capital                 $14,774       $19,544       $15,882
                                             =======       =======       =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                         $12,892       $ 8,313       $13,855
                                             =======       =======       =======

Regulatory capital as a percentage (3)          9.73%        18.11%        19.46%
Minimum required capital percentage             4.00          4.00          8.00
                                             -------       -------       -------
   Excess regulatory capital percentage         5.73%        14.11%        11.46%
                                             =======       =======       =======

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions                 5.00%         6.00%        10.00%
                                             =======       =======       =======


(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended September 30, 2001.

(2) Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $257,830. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $138,549.

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

ACCOUNTING DEVELOPMENTS

On July 6, 2001, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The guidance contained in the SAB is effective immediately. This SAB expresses the views of the SEC staff regarding a registrant's development, documentation, and application of a systematic methodology for determining the allowance for loan and lease losses, as required by SEC Financial Reporting Release (FRR) No. 28. The guidance in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loans and lease losses.

Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies (the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (FRB), the Office of the Comptroller of the Currency
(OCC), and the Office of Thrift Supervision (OTS) represented by the Federal Financial Institutions Examination Council issued an interagency policy statement entitled Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease methodologies and supporting documentation.

The guidance contained in the SAB does not prescribe specific allowance estimation methodologies registrants should employ in estimating their allowance for loan and lease losses, but rather emphasizes the need for a systematic methodology that is properly designed and implemented by registrants.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of; however, it retains many of the fundamental provisions of that statement.

SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity.

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 is not expected to have a material effect on the financial position, results of operations or liquidity of the Company.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report to Stockholders. There has been no material change in the Company's asset and liability position or market value of portfolio equity since June 30, 2001.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         A. The Annual Meeting of Stockholders was held on November 1, 2001.
         B. The following items were submitted to the stockholders of the Company for approval:

             1. To elect two directors for a term of three years or
                until their successors have been elected and qualified

                Nominees for a three-year term:

                Arthur G. Borland
                For:                   1,711,004
                Withheld:                 66,700

                Richard J. Cessar
                For:                   1,714,892
                Withheld:                 62,812

             2. To ratify the appointment of KPMG LLP, as the Company's independent auditors for the fiscal year ending June 30, 2002.

                For:                   1,763,698
                Against:                  13,627
                Abstain:                     379

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LAUREL CAPITAL GROUP, INC.



/s/ Edwin R. Maus
-----------------------------------------
Edwin R. Maus
President and Chief Executive Officer



/s/ John A. Howard, Jr.
-----------------------------------------
John A. Howard, Jr.
Senior Vice President and
Chief Financial Officer


Date: November 9, 2001