Form 10-Q
period 2001-12-31
LAUREL CAPITAL GROUP INC
filed 2002-02-14
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  December 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                  to
                               ----------------    ---------------

Commission File Number: 0-23010

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

                Class: Common stock, par value $.01 per share
                Outstanding at February 1, 2002: 1,939,334 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX



                                                                                       PAGE
                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition as of                  .....      1
          December 31, 2001 and June 30, 2001

          Consolidated Statements of Operations for the Three                   .....      2
          And Six Months Ended December 31, 2001 and 2000

          Consolidated Statement of Stockholders' Equity for the                .....      3
          Six Months Ended December 31, 2001

          Consolidated Statements of Cash Flows for the Six                     .....      4
          Months Ended December 31, 2001 and 2000

          Notes to Unaudited Consolidated Financial Statements                  .....    5-9

Item 2.   Management's Discussion and Analysis of Financial                     .....  10-16
          Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk            .....  17-18

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

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                                December 31,      June 30,
                                                                                    2001            2001
-----------------------------------------------------------------------------------------------------------
                                                                                (unaudited)
       ASSETS
Cash                                                                           $     1,111    $     1,045
Interest-earning deposits with other institutions                                   17,875          8,669
Investment securities available for sale                                            39,517         39,762
Investment securities held to maturity  (market value of $9,805 and $14,129)         9,511         13,937
Mortgage-backed securities available for sale                                        8,350          9,998
Mortgage-backed securities held to maturity (market value of $51 and $152)              49            150
Loans receivable, held for sale                                                      1,472          1,701

Loans receivable                                                                   173,580        178,667
Allowance for loan losses                                                           (1,776)        (1,759)
----------------------------------------------------------------------------------------------------------

       Loans receivable, net                                                       171,804        176,908

Federal Home Loan Bank stock                                                         1,706          1,706
Real estate owned                                                                      298            290
Accrued interest receivable:
       Loans                                                                           866            960
       Interest-earning deposits and investments                                       542            687
       Mortgage-backed securities                                                       41             56

Office properties and equipment, net of accumulated depreciation                     1,191          1,271
Prepaid expenses and sundry assets                                                     937            872
----------------------------------------------------------------------------------------------------------

                      Total Assets                                             $   255,270    $   258,012
----------------------------------------------------------------------------------------------------------


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Savings deposits                                                        $   203,453    $   205,636
       Federal Home Loan Bank advances                                              21,623         21,626
       Advance deposits by borrowers for taxes and insurance                         1,837          2,850
       Accrued interest payable                                                        621            563
       Accrued income taxes                                                             40            130
       Other accrued expenses and sundry liabilities                                 1,019          1,069
----------------------------------------------------------------------------------------------------------

                      Total Liabilities                                            228,593        231,874
----------------------------------------------------------------------------------------------------------

Stockholders' Equity

       Common stock,  $.01 par value; 5,000,000
          shares authorized;  2,351,167 and 2,348,863 shares
          issued, respectively                                                          24             23
       Additional paid-in capital                                                    5,347          5,322
       Treasury stock, at cost (410,495 and 389,895 shares)                         (5,913)        (5,553)
       Retained earnings                                                            27,287         26,427
       Accumulated other comprehensive income, net of tax                              351            331
       Stock held in deferred compensation trust                                      (419)          (412)
----------------------------------------------------------------------------------------------------------

                      Total Stockholders' Equity                                    26,677         26,138
----------------------------------------------------------------------------------------------------------

                      Total Liabilities and Stockholders' Equity               $   255,270    $   258,012
----------------------------------------------------------------------------------------------------------
See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

             For the Three Months Ended December 31, 2001 and 2000
                      (In thousands, except per share data)


                                                             Three months ended        Six months ended
                                                                December 31,              December 31,
                                                           ---------------------       ----------------
                                                              2001      2000             2001     2000
                                                           ---------   ---------       -------   ------
Interest income:
       Loans                                                  $3,235   $3,413           $6,625   $6,761
       Mortgage-backed securities                                131      201              281      405
       Investments                                               650    1,034            1,376    2,048
       Interest-earning deposits                                  80       26              173       50
                                                              ------   ------           ------   ------

              Total interest income                            4,096    4,674            8,455    9,264

Interest expense:
       Savings deposits                                        1,949    2,032            4,057    4,021
       Borrowings                                                322      647              643    1,211
                                                              ------   ------           ------   ------

              Total interest expense                           2,271    2,679            4,700    5,232
                                                              ------   ------           ------   ------

Net interest income before provision
       for loan losses                                         1,825    1,995            3,755    4,032
Provision for loan losses                                          4        4                9        9
                                                              ------   ------           ------   ------

Net interest income after provision
       for loan losses                                         1,821    1,991            3,746    4,023
                                                              ------   ------           ------   ------

Other income:
       Service charges                                           223      196              434      376
       Net gain on sale of investments and
              mortgage-backed securities available for sale       55       53               55       58
       Gain on the sale of loans held for sale                     3        3               14        8
       Other operating income                                     17       22               35       38
       Other non-operating income                                 --      325               --      325
                                                              ------   ------           ------   ------

              Total other income                                 298      599              538      805
                                                              ------   ------           ------   ------

Operating expenses:
       Compensation, payroll taxes and
              fringe benefits                                    500      512            1,011    1,012
       Premises and occupancy costs                              150      134              281      269
       Federal insurance premiums                                 10       10               19       20
       Net loss on real estate owned                               2       --                9        1
       Data processing expense                                    58       55              117      110
       Professional fees                                          44       42               68       91
       Other operating expenses                                  246      270              497      543
                                                              ------   ------           ------   ------

              Total operating expenses                         1,010    1,023            2,002    2,046
                                                              ------   ------           ------   ------

Income before income taxes                                     1,109    1,567            2,282    2,782
                                                              ------   ------           ------   ------


Provision for income taxes:
       Federal                                                   284      425              588      739
       State                                                      66       86              131      144
                                                              ------   ------           ------   ------

              Total income taxes                                 350      511              719      883
                                                              ------   ------           ------   ------


              Net income                                      $  759   $1,056           $1,563   $1,899
                                                              ======   ======           ======   ======

Earnings per share
              Basic                                           $ 0.39   $ 0.54           $ 0.80   $ 0.96
                                                              ======   ======           ======   ======

              Diluted                                         $ 0.37   $ 0.52           $ 0.77   $ 0.93
                                                              ======   ======           ======   ======

Dividends per share                                           $ 0.18   $ 0.17           $ 0.36   $ 0.34
                                                              ======   ======           ======   ======

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                   For the Six Months Ended December 31, 2001
                                 (In thousands)


                                                                                                                     Accumulated
                                                                                                                           Other
                                                         Additional                                                Comprehensive
                                          Common            Paid-in           Treasury           Retained                Income,
                                           Stock            Capital              Stock           Earnings             Net of Tax
                                         -------       ------------    ---------------      -------------       ----------------
Balance, June 30, 2001                   $     23      $  5,322          ($ 5,553)              $ 26,427          $    331

Comprehensive income:
       Net income                              --            --                --                  1,563                --
       Other comprehensive income,
            net of tax $10                     --            --                --                     --                20
                                         --------      --------          --------               --------          --------

Total comprehensive income                     --            --                --                  1,563                20

Stock options exercised
     (2,304 shares)                             1            25                --                     --                --

Dividends on common stock
     at $0.18 per share                        --            --                --                   (703)               --

Treasury stock purchased                       --            --              (360)                    --                --

Net purchase of stock in
     deferred compensation trust               --            --                --                     --                --
                                         --------      --------          --------               --------          --------

Balance, December 31, 2001               $     24      $  5,347          ($ 5,913)              $ 27,287          $    351
                                         ========      ========          ========               ========          ========



                                              Stock Held in
                                                   Deferred                 Total
                                               Compensation         Stockholders'
                                                      Trust                Equity
                                         ------------------      ----------------
Balance, June 30, 2001                     ($   412)              $ 26,138

Comprehensive income:
       Net income                                --                  1,563
       Other comprehensive income,
            net of tax $10                       --                     20
                                           --------               --------

Total comprehensive income                       --                  1,583

Stock options exercised
     (2,304 shares)                              --                     26

Dividends on common stock
     at $0.18 per share                          --                   (703)

Treasury stock purchased                         --                   (360)

Net purchase of stock in
     deferred compensation trust                 (7)                    (7)
                                           --------               --------

Balance, December 31, 2001                 ($   419)              $ 26,677
                                           ========               ========

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

               For the Six Months Ended December 31, 2001 and 2000
                                 (In thousands)


                                                                                                2001        2000
----------------------------------------------------------------------------------------------------------------------
Net income:                                                                                  $  1,563    $  1,899
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                                       95          98
                Provision for loan losses                                                           9           9
                Net gain on sale of investment securities available for sale                      (55)        (58)
                Gain on the sale of loans held for sale                                           (14)         (8)
                Amortization of deferred loan fees                                                 (2)        (54)
                Origination of loans held for sale                                               (478)       (503)
                Proceeds from sale of loans held for sale                                         721         459
                Decrease (increase) in accrued interest receivable                                254        (215)
                Increase in accrued interest payable                                               58         171
                Other - net                                                                      (157)        (66)
----------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                         1,994       1,732
----------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                                       (2,032)         --
      Purchase of investment securities available for sale                                     (1,629)       (516)
      Purchase of FHLB stock                                                                       --        (475)
      Proceeds from sale of investment securities available for sale                              358         924
      Principal repayments and maturities of investment securities available for sale           1,500         460
      Principal repayments and maturities of investment securities held to maturity             6,445          --
      Principal repayments and maturities of mortgage-backed securities
         available for sale                                                                     1,689         382
      Principal repayments and maturities of mortgage-backed securities
         held to maturity                                                                         101         114
      Decrease (increase) in loans                                                              5,097      (7,117)
      Net additions to office properties and equipment                                            (15)         (2)
----------------------------------------------------------------------------------------------------------------------

                              Net cash provided (used) by investing activities                 11,514      (6,230)
----------------------------------------------------------------------------------------------------------------------

Financing activities:
      Net decrease in demand and club accounts                                                    (44)     (2,253)
      Net (decrease) increase in time deposit accounts                                         (2,139)      2,551
      Net (decrease) increase in FHLB advances                                                     (3)      6,205
      Decrease in advance deposits by borrowers
         for taxes and insurance                                                               (1,013)       (897)
      Stock options exercised                                                                      26          39
      Acquisition of treasury stock                                                              (360)       (788)
      Dividends paid                                                                             (703)       (666)
----------------------------------------------------------------------------------------------------------------------

                              Net cash (used) provided by financing activities                 (4,236)      4,191
----------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                         9,272        (307)
Cash and cash equivalents at beginning of period                                                9,714       4,918
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                   $ 18,986    $  4,611
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
----------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
                Interest on savings deposits                                                 $  3,999    $  3,850
                Interest on FHLB advances                                                         639       1,124
                Income taxes                                                                      959         911
      Transfer of loans to real estate owned                                                       --         203

      Cash paid during the period for interest includes interest credited on deposits of $3,441 and $3,347 for the six months ended December 31, 2001 and 2000, respectively
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2001 AND JUNE 30, 2001


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2001. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2001 Annual Report to Stockholders for the year ended June 30, 2001. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                  Three Months Ended            Six Months Ended
                                                     December 31,                  December 31,
                                                   2001         2000              2001          2000
                                                -----------------------      ------------------------
Basic earnings per share:
   Net income                                   $      759   $    1,056      $    1,563   $    1,899
   Weighted average shares outstanding           1,943,997    1,958,449       1,950,643    1,969,291
   Earnings per share                           $     0.39   $     0.54      $     0.80   $     0.96

Diluted earnings per share:
   Net income                                   $      759   $    1,056      $    1,563   $    1,899
   Weighted average shares outstanding           1,943,997    1,958,449       1,950,643    1,969,291
   Dilutive effect of employee
      stock options                                 92,934       68,880          90,596       68,310
                                                ----------   ----------      ----------   ----------

   Diluted weighted shares outstanding           2,036,931    2,027,329       2,041,239    2,037,601
   Earnings per share                           $     0.37   $     0.52      $     0.77   $     0.93

Options to purchase 8,430 shares of common stock at $18.00 and 8,430 shares of common stock at $19.50 per share were outstanding during the three and six months ended December 31, 2001, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

For the three and six months ended December 31, 2000, options to purchase 72,596 and 93,314 shares of common stock at prices ranging from $14.00 to $19.50 per share were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the six months ended December 31, 2001 and 2000, the Company's total comprehensive income was $1,583 and $3,066, respectively. Total comprehensive income is comprised of net income of $1,563 and $1,899, respectively, and other comprehensive income of $20 and $1,167, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

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

(3)  INVESTMENT AND MORTGAGE-BACKED SECURITIES
     -----------------------------------------

     Investment securities and mortgage-backed securities available for sale are comprised of the following:


                                                  Amortized     Gross Unrealized   Fair
                                                       Cost     Gains    Losses    Value
                                                 ---------------------------------------
AT DECEMBER 31, 2001:
   Municipal obligations                           $19,123   $   282   $   289    19,116
   FNMA preferred stock                                250         3       -         253
   FHLMC preferred stock                               750        39       -         789
   FNMA common stock                                   631       164       -         795
   FHLMC  common stock                                 514       140       -         654
   SLMA Student Loan Trust                             346        15       -         361
   Shay Financial Services ARM Fund                 17,563       -          14    17,549
                                                 ---------------------------------------

                                                    39,177       643       303    39,517

   Mortgage-backed securities available for sale     8,159       191       -       8,350
                                                 ---------------------------------------

             Total                                 $47,336   $   834   $   303   $47,867
                                                 =======================================



At December 31, 2001, the contractual maturities of the debt securities                   Amortized                 Fair
available for sale are:                                                                        Cost                 Value
                                                                                          -------------------------------
               Due after five years through ten years                                       $   761              $   783
               Due after ten years                                                           26,867               27,044
                                                                                          -------------------------------

                            Total                                                           $27,628              $27,827
                                                                                          ===============================



Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock and the Shay Financial Services ARM Fund have no stated maturity.

Note: Gross realized gains of $55 and $58 were recorded on the sale of investment securities available for sale during the six months ended December 31, 2001 and 2000, respectively. Proceeds from the sale of investments available for sale during the six months ended December 31, 2001 were $358.


Investment and mortgage-backed securities held to maturity are comprised of the following:

                                    Amortized     Gross Unrealized      Fair
                                         Cost     Gains     Losses      Value
                                     ----------------------------------------

At December 31, 2001
  Corporate and Agency bonds          $9,511     $  296     $    2     $9,805
  Mortgage-backed securities              49          2         --         51
                                     ----------------------------------------

             Total                    $9,560     $  298     $    2     $9,856
                                     ========================================


At December 31, 2001, the contractual maturities of the debt securities              Amortized                Fair
held to maturity are:                                                                     Cost                Value
                                                                                   -----------------------------------
               Due after one year through five years                                    $2,516               $2,523
               Due after five years through ten years                                    4,000                4,077
               Due after ten years                                                       3,044                3,256
                                                                                   -----------------------------------

                            Total                                                       $9,560               $9,856
                                                                                   ===================================


Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)  LOANS RECEIVABLE
     ----------------

     Loans receivable are comprised of the following:


                                                                                     December 31,        June 30,
                                                                                             2001            2001
--------------------------------------------------------------------------------------------------------------------
     First mortgage loans:
           1 to 4 family dwellings                                                   $ 124,160          $ 130,010
           Multi-family dwellings                                                        2,737              2,892
           Commercial                                                                    4,872              5,051
           Guaranteed or insured                                                            26                 29
           Construction and development loans                                           13,808             10,763
--------------------------------------------------------------------------------------------------------------------

                                                                                       145,603            148,745

     Commercial loans                                                                    1,411              1,707
     Consumer loans:
           Loans secured by savings accounts                                               268                251
           Installment loans                                                            33,110             34,190
--------------------------------------------------------------------------------------------------------------------

                                                                                        34,789             36,148
--------------------------------------------------------------------------------------------------------------------

     Loans receivable, net of unearned discounts                                       180,392            184,893
     Less: Allowance for loan losses                                                    (1,776)            (1,759)
               Loans in process                                                         (6,853)            (6,160)
               Net deferred loan origination costs (fees collected)                         41                (66)
--------------------------------------------------------------------------------------------------------------------

     Loans receivable, net                                                           $ 171,804          $ 176,908
====================================================================================================================


Changes in the allowance for loan losses for the six months ended December 31, 2001 and 2000 are as follows:

                                                                                        Fiscal             Fiscal
                                                                                          2002               2001
--------------------------------------------------------------------------------------------------------------------

Balance at beginning of the fiscal year                                              $   1,759          $   1,798
Provision for losses                                                                         9                  9
Charge-offs                                                                                (16)               (54)
Recoveries                                                                                  24                  6
--------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001 and 2000                                                $   1,776          $   1,759
====================================================================================================================

At December 31, 2001, the recorded investment in loans that are considered to be impaired under SFAS 114 was $165. At December 31, 2001, the $165 of impaired loans, as a result of write-downs, do not have an allowance for loan losses. The average recorded investment in impaired loans during the six months ended December 31, 2001 was approximately $197. For the six months ended December 31, 2001, the Company recognized interest income on those impaired loans of $1 which was recognized using the cash basis method of income recognition.


                                                                    December 31,
                                                                   2001      2000
                                                                 ------------------
         Non-accrual loans                                         $ 312     $ 658
         Non-accrual loans as a percent of total loans, net         0.18%     0.37%

-----------------
All loans 90 days or more past due are reported as non-accrual.

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended December 31, 2001 was $759,000 compared to $1.1 million for the same period in the prior year. The decrease of $297,000 or 28.13% was primarily the result of a $301,000 decrease in other income and a $170,000 decrease in net interest income partially offset by a $161,000 decrease in income taxes and a $13,000 decrease in total operating expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $170,000 or 8.54% during the three months ended December 31, 2001 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.58% for the quarter ended December 31, 2000 to 2.36% for the quarter ended December 31, 2001. This decrease was partially offset by an increase in the average balance of net earning assets of $3.2 million or 9.97%.

Interest income on loans receivable and loans held for sale decreased by $178,000 or 5.22% during the three months ended December 31, 2001 as compared to the same period in the prior year. This decrease was primarily due to a $1.6 million or .90% decrease in the average outstanding balance of loans receivable compared to the same period in the prior year, as well as a decrease in the average yield on loans receivable from 7.76% for the quarter ended December 31, 2000 to 7.42% for the quarter ended December 31, 2001. The decrease in the average outstanding balance of loans receivable was due to a $359,000 or 0.26% decrease in the average outstanding balance of mortgage loans and a $1.2 million or 3.20% decrease in the average outstanding balance of consumer and other loans. The decrease in the average outstanding balance of loans receivable was primarily the result of loan repayments in excess of loan originations. The decrease in the average yield was primarily due to generally lower market interest rates.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $70,000 or 34.83% during the quarter ended December 31, 2001 as compared to the December 31, 2000 quarter. This decrease was primarily due to a $2.3 million or 20.47% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended December 31, 2001 as compared to the December 31, 2000 quarter. In addition, the average yield on mortgage-backed securities decreased from 7.23% for the quarter ended December 31, 2000 to 5.93% for the quarter ended December 31, 2001 primarily due to a decline in market interest rates. At December 31, 2001, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $191,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 6.04% at December 31, 2001. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities are not sold. The mortgage-backed securities held to maturity portfolio consists of one adjustable-rate collateralized mortgage obligation (CMO) with an average yield of 3.15% at December 31, 2001. At December 31, 2001, the Bank's portfolio of mortgage-backed securities held to maturity had an amortized cost and fair market value of $49,000 and $51,000, respectively. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities re-price. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale decreased during the three months ended December 31, 2001 by $384,000 or 37.14% from the comparable period in 2000, primarily due to a $12.6 million or 19.99% decrease in the average outstanding balance of such securities for the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000. In addition, the average yield on investment securities decreased from 6.49% for the quarter ended December 31, 2000 to 5.10% for the quarter ended December 31, 2001. The decrease in the average outstanding balance was primarily due to increased repayments of investments held to maturity due to declining interest rates. At December 31, 2001, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $340,000 and $296,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended December 31, 2001 by $54,000 or 207.69% from the comparable period in 2000. This increase was primarily due to an increase of $14.8 million or 899.94% in the average outstanding balance of interest-earning deposits for the quarter ended December 31, 2001 as compared to the December 31, 2000 quarter. This increase was partially offset by a decrease in the average yield on interest-earning deposits from 6.29% for the quarter ended December 31, 2000 to 1.94% for the quarter ended December 31, 2001. The increase in the average balance was primarily due to increases in deposit balances and repayments of investment and mortgage-backed securities which exceeded the demand for loans.

Interest expense on interest-bearing deposits decreased by $83,000 or 4.08% for the quarter ended December 31, 2001, compared to the same period in 2000. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.49% for the three months ended December 31, 2000 to 4.00% for the three months ended December 31, 2001. This decrease was partially offset by a $13.8 million or 7.70% increase in the average outstanding balance of such deposits during the three months ended December 31, 2001 as compared to the same period of the prior year.

Interest expense on borrowings decreased $325,000 or 50.23% for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000 due to a $18.7 million or 46.41% decrease in the average outstanding balance of FHLB advances. The Company was able to reduce total borrowings from the FHLB as a result of increased savings deposits and repayments of loans receivable. The average rate paid on borrowings decreased from 6.36% for the quarter ended December 31, 2000 to 5.89% for the quarter ended December 31, 2001.

PROVISION FOR LOAN LOSSES. The Bank provided $4,000 to its allowance for loan losses for both the quarters ended December 31, 2001 and 2000. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At both December 31, 2001 and 2000, the Bank's allowance for loan losses amounted to $1.8 million or 1.0% and .99%, respectively, of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended December 31, 2001. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2001. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income decreased by $301,000 or 50.25% to $298,000 for the quarter ended December 31, 2001 as compared to the same period in 2000. This was primarily the result of a decrease in other non-operating income of $325,000. This decrease was partially offset by an increase in service charge income of $27,000.

OPERATING EXPENSES. Total operating expenses decreased by $13,000 or 1.27% during the quarter ended December 31, 2001 as compared to the same quarter in 2000. This decrease was primarily due to a $24,000 decrease in other operating expenses and a $12,000 decrease in compensation and benefits expense. These decreases were partially offset by a $16,000 increase in premises and occupancy expense, a $3,000 increase in data processing expense, a $2,000 increase in professional fees and a $2,000 increase in real estate owned expense.

INCOME TAX EXPENSE. Income tax expense decreased by $161,000 for the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000 primarily as a result of lower pre-tax income. Additionally, the effective tax rate decreased slightly from 32.61% for the 2000 quarter to 31.56% for the 2001 quarter.


          COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


GENERAL. The Company's net income for the six months ended December 31, 2001 was $1.6 million compared to $1.9 million for the same period in the prior year. The decrease of $336,000 or 17.69% was primarily the result of a $277,000 decrease in net interest income and a $267,000 decrease in other income partially offset by a $164,000 decrease in income taxes and a $44,000 decrease in total operating expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income decreased by $277,000 or 6.89% during the six months ended December 31, 2001 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.65% for the six months ended December 31, 2000 to 2.41% for the six months ended December 31, 2001. This decrease was partially offset by an increase in the average balance of net earning assets of $3.6 million or 11.21%.

Interest income on loans receivable and loans held for sale decreased by $136,000 or 2.01% during the six months ended December 31, 2001 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.76% for the six months ended December 31, 2000 to 7.53% for the six months ended December 31, 2001. This decrease was partially offset by a $1.8 million or 1.03% increase in the average outstanding balance of loans receivable compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was primarily due to a $2.5 million or 1.86% increase in the average outstanding balance of mortgage loans. The decrease in the average yield was primarily due to lower market interest rates.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $124,000 or 30.62% during the six months ended December 31, 2001 as compared to the same period in the prior year. This decrease was primarily due to a $2.0 million or 17.97% decrease in the average outstanding balance of mortgage-backed securities during the six months ended December 31, 2001 as compared to the six months ended December 31, 2000. In addition, the average yield on mortgage-backed securities decreased from 7.20% for the six months ended December 31, 2000 to 6.09% for the six months ended December 31, 2001. See "Comparison of the Three Months Ended December 31, 2001 and 2000 - Net Interest Income."

Interest income on investments held to maturity and investments available for sale decreased during the six months ended December 31, 2001 by $672,000 or 32.81% from the comparable period in 2000, primarily due to an $11.6 million or 18.31% decrease in the average outstanding balance of such securities for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000. In addition, the average yield on investment securities decreased from 6.44% for the six months ended December 31, 2000 to 5.29% for the six months ended December 31, 2001. The decrease in the average outstanding balance was primarily due to increased repayments of investments held to maturity due to declining interest rates. See "Comparison of the Three Months Ended December 31, 2001 and 2000 - Net Interest Income."

Interest income on interest-earning deposits increased during the six months ended December 31, 2001 by $123,000 or 246.00% from the comparable period in 2000. This increase was primarily due to an increase of $12.2 million or 781.13% in the average outstanding balance of interest-earning deposits for the six months ended December 31, 2001 as compared to the same period in the prior year. This increase was partially offset by a decrease in the average yield on interest-earning deposits from 6.35% for the six months ended December 31, 2000 to 2.49% for the six months ended December 31, 2001. The increase in the average balance was primarily due to increases in deposit balances and repayments of investment and mortgage-backed securities which exceeded the demand for loans.

Interest expense on interest-bearing deposits increased by $36,000 or 0.90% for the six months ended December 31, 2001 compared to the same period in 2000. The increase was primarily due to an increase of $13.1 million or 7.28% in the average outstanding balance of savings deposits during the six months ended December 31, 2001 as compared to the same period of the prior year. This increase was partially offset by a decrease in the average interest rate paid on savings deposits from 4.43% for the six months ended December 31, 2000 to 4.16% for the six months ended December 31, 2001.

Interest expense on borrowings decreased $568,000 or 46.90% for the six months ended December 31, 2001 compared to the six months ended December 31, 2000 due to a $16.2 million or 42.96% decrease in the average outstanding balance of FHLB advances. The Company was able to reduce total borrowings from the FHLB as a result of increased savings deposits and repayments of loans receivable. The average rate paid on borrowings decreased from 6.34% for the six months ended December 31, 2000 to 5.90% for the six months ended December 31, 2001.

PROVISION FOR LOAN LOSSES. The Bank provided $9,000 to its allowance for loan losses for both the six months ended December 31, 2001 and 2000. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended December 31, 2001 and 2000 - Provision For Loan Losses."

OTHER INCOME. Total other income decreased by $267,000 or 33.17% to $538,000 for the six months ended December 31, 2001 as compared to the same period in 2000. This was primarily the result of a decrease in other non-operating income of $325,000. This decrease was partially offset by an increase in service charge income of $58,000.

OPERATING EXPENSES. Total operating expenses decreased by $44,000 or 2.15% during the six months ended December 31, 2001 as compared to the same period in 2000. This decrease was primarily due to a $46,000 decrease in other operating expenses and a $23,000 decrease in professional fees. These decreases were partially offset by a $12,000 increase in premises and occupancy expense, a $7,000 increase in data processing expense and a $8,000 increase in real estate owned expense.

INCOME TAX EXPENSE. Income tax expense decreased by $164,000 or 18.57% for the six months ended December 31, 2001 as compared to the six months ended December 31, 2000 primarily as a result of lower pre-tax income. Additionally, the effective tax rate decreased slightly from 31.74% for the six months ended December 31, 2000 to 31.51% for the same period in 2001.


FINANCIAL CONDITION AND CAPITAL RESOURCES


Total assets decreased by $2.7 million or 1.06% from June 30, 2001 to December 31, 2001. The largest decrease was a $5.1 million decrease in loans receivable, net. Additionally, there was a $4.7 million decrease in investment securities and a $1.7 million decrease in mortgage-backed securities. These decreases were partially offset by a $9.2 million increase in interest-earning deposits with other institutions. The largest components of change in liabilities were a $2.2 million decrease in savings deposits and a $1.0 million decrease in advance deposits by borrowers for taxes and insurance.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2001, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 9.91% and 19.66%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at December 31, 2001.

                                         Tier I        Tier I       Tier II
                                           Core    Risk-Based    Risk-Based
                                        Capital       Capital       Capital
                                        -------    ----------    ----------
                                           (Dollar amounts in thousands)

Equity capital (1)                      $25,507       $25,507      $25,507
Plus general valuation allowances (2)         -             -        1,743
Plus allowable unrealized gains               -             -          149
                                        -------       -------       ------
   Total regulatory capital              25,507        25,507       27,399
Minimum required capital                 10,292         5,576       11,151
                                        -------       -------       ------
   Excess regulatory capital            $15,215       $19,931      $16,248
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $12,865       $ 8,361      $13,936
                                        =======       =======      =======

Regulatory capital as a percentage (3)     9.91%        18.30%       19.66%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    5.91%        14.30%       11.66%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====

--------------------------------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended December 31, 2001.
(2)  Limited to 1.25% of risk adjusted assets.
(3) Tier I capital is calculated as a percentage of adjusted total assets of $257,295. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $138,398.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS



BALANCE SHEET DATA                                            At December 31,
                                                             2001         2000
                                                             ----         ----
                                                     (In thousands except per share data)
                                                     ------------------------------------
                                                                 (Unaudited)

Total assets                                               $255,270     $261,541
Interest-earning deposits with other institutions            17,875        3,546
Investment securities available for sale                     39,517       39,360
Investment securities held to maturity                        9,511       21,933
Mortgage-backed securities available for sale                 8,350       10,812
Mortgage-backed securities held to maturity                      49          283
Loans receivable held for sale                                1,472        1,566
Loans receivable, net                                       171,804      176,480
Savings deposits                                            203,453      192,961
FHLB advances                                                21,623       39,629
Retained earnings                                            27,287       25,353
Stockholders' equity                                         26,677       24,891
Stockholders' equity per share                             $  13.75     $  12.73



STATISTICAL PROFILE                                        Three months ended             Six months ended
                                                               December 31,                   December 31,
                                                         ----------------------         ---------------------

                                                            2001         2000              2001        2000
                                                            ----         ----              ----        ----
Average yield earned on all interest-earning assets          6.55 %     7.42 %            6.75 %        7.41
Average rate paid on all interest-bearing liabilities        4.19       4.84              4.34          4.76
Average interest rate spread                                 2.36       2.58              2.41          2.65
Net yield on average interest-earning assets                 2.92       3.17              3.00          3.22
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                 116.47     114.64            116.56        114.68
Return on average assets (1)                                 1.18       1.63              1.21          1.48
Return on average equity (1)                                11.35      17.41             11.74         15.91
Average equity to average assets                            10.40       9.37             10.34          9.29


----------------
(1)  Amounts are annualized .

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


Date: February 14, 2002