Form 10-Q
period 2002-03-31
LAUREL CAPITAL GROUP INC
filed 2002-05-15
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2002

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

                  Class: Common stock, par value $.01 per share
                  Outstanding at May 1, 2002: 1,926,681 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX


                                                                          PAGE
                                                                          ----


Part I - Financial Information
------------------------------

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
         March 31, 2002 and June 30, 2001.................................1

         Consolidated Statements of Operations for the Three
         and Nine months ended March 31, 2002 and 2001....................2

         Consolidated Statement of Stockholders' Equity for the
         nine months ended March 31, 2002.................................3

         Consolidated Statements of Cash Flows for the nine
         months Ended March 31, 2002 and 2001.............................4

         Notes to Unaudited Consolidated Financial Statements...........5-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................10-18

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......18

Part II - Other Information
---------------------------

         Item 1.  Legal Proceedings......................................18

         Item 2.  Changes in Securities and Use of Proceeds..............19

         Item 3.  Defaults Upon Senior Securities........................19

         Item 4.  Submission of Matters to a Vote of
                  Security Holders.......................................19

         Item 5.  Other Information......................................19

         Item 6.  Exhibits and Reports on Form 8-K.......................19


Signatures...............................................................20

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                                     March 31,         June 30,
                                                                                       2002              2001
----------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
       ASSETS

Cash                                                                               $     1,037       $     1,045
Interest-earning deposits with other institutions                                       16,110             8,669
Investment securities available for sale                                                39,000            39,762
Investment securities held to maturity  (market value of $12,617 and $14,129)           12,488            13,937
Mortgage-backed securities available for sale                                            7,895             9,998
Mortgage-backed securities held to maturity (market value of $46 and $152)                  45               150
Loans receivable, held for sale                                                          1,486             1,701

Loans receivable                                                                       178,728           178,667
Allowance for loan losses                                                               (1,789)           (1,759)
----------------------------------------------------------------------------------------------------------------

       Loans receivable, net                                                           176,939           176,908

Federal Home Loan Bank stock                                                             1,706             1,706
Real estate owned                                                                          185               290
Accrued interest receivable:
       Loans                                                                               919               960
       Interest-earning deposits and investments                                           359               687
       Mortgage-backed securities                                                           39                56

Office properties and equipment, net of accumulated depreciation                         1,207             1,271
Prepaid expenses and sundry assets                                                       1,153               872
----------------------------------------------------------------------------------------------------------------

                      Total Assets                                                 $   260,568       $   258,012
================================================================================================================

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Savings deposits                                                            $   206,922       $   205,636
       Federal Home Loan Bank advances                                                  21,622            21,626
       Advance deposits by borrowers for taxes and insurance                             2,591             2,850
       Accrued interest payable                                                          1,489               563
       Accrued income taxes                                                                236               130
       Other accrued expenses and sundry liabilities                                     1,108             1,069
----------------------------------------------------------------------------------------------------------------

                      Total Liabilities                                                233,968           231,874
----------------------------------------------------------------------------------------------------------------

Stockholders' Equity

       Common stock, $.01 par value; 5,000,000
          shares authorized; 2,353,429 and 2,348,863 shares
          issued, respectively                                                              24                23
       Additional paid-in capital                                                        5,365             5,322
       Treasury stock, at cost (427,295 and 389,895 shares)                             (6,239)           (5,553)
       Retained earnings                                                                27,688            26,427
       Accumulated other comprehensive income, net of tax                                  200               331
       Stock held in deferred compensation trust                                          (438)             (412)
----------------------------------------------------------------------------------------------------------------

                      Total Stockholders' Equity                                        26,600            26,138
----------------------------------------------------------------------------------------------------------------

                      Total Liabilities and Stockholders' Equity                   $   260,568       $   258,012
================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

          For the Three and Nine Months Ended March 31, 2002 and 2001
                     (In thousands, except per share data)



                                                               Three months ended        Nine months ended
                                                                    March 31,                March 31,
                                                              --------------------      --------------------
                                                                2002         2001         2002         2001
                                                              -------      -------      -------      -------
Interest income:
       Loans                                                  $ 3,217      $ 3,460      $ 9,842      $10,221
       Mortgage-backed securities                                 121          191          402          596
       Investments                                                599          934        1,975        2,982
       Interest-earning deposits                                   51           27          224           77
                                                              -------      -------      -------      -------

              Total interest income                             3,988        4,612       12,443       13,876

Interest expense:
       Savings deposits                                         1,735        2,104        5,792        6,125
       Borrowings                                                 314          445          957        1,656
                                                              -------      -------      -------      -------

              Total interest expense                            2,049        2,549        6,749        7,781
                                                              -------      -------      -------      -------

Net interest income before provision
       for loan losses                                          1,939        2,063        5,694        6,095
Provision for loan losses                                           5            4           14           13
                                                              -------      -------      -------      -------

Net interest income after provision
       for loan losses                                          1,934        2,059        5,680        6,082
                                                              -------      -------      -------      -------

Other income:
       Service charges                                            190          179          624          555
       Net gain on sale of securities available for sale            -            -           55           58
       Gain on the sale of loans held for sale                      4            2           18           10
       Other operating income                                      18           14           53           52
       Other non-operating income                                   -            -            -          325
                                                              -------      -------      -------      -------

              Total other income                                  212          195          750        1,000
                                                              -------      -------      -------      -------

Operating expenses:
       Compensation, payroll taxes and
              fringe benefits                                     521          543        1,532        1,555
       Premises and occupancy costs                               136          150          417          419
       Federal insurance premiums                                   9            9           28           29
       Net loss on real estate owned                               20            -           29            1
       Data processing expense                                     61           54          178          164
       Professional fees                                           35           30          103          121
       Other operating expenses                                   263          235          760          778
                                                              -------      -------      -------      -------

              Total operating expenses                          1,045        1,021        3,047        3,067
                                                              -------      -------      -------      -------

Income before income taxes                                      1,101        1,233        3,383        4,015
                                                              -------      -------      -------      -------


Provision for income taxes:
       Federal                                                    287          313          875        1,052
       State                                                       64           61          195          205
                                                              -------      -------      -------      -------

              Total income taxes                                  351          374        1,070        1,257
                                                              -------      -------      -------      -------


              Net income                                      $   750      $   859      $ 2,313      $ 2,758
                                                              =======      =======      =======      =======

Earnings per share
              Basic                                           $  0.39      $  0.44      $  1.19      $  1.40
                                                              =======      =======      =======      =======

              Diluted                                         $  0.37      $  0.42      $  1.13      $  1.35
                                                              =======      =======      =======      =======

Dividends per share                                           $  0.18      $  0.17      $  0.54      $  0.51
                                                              =======      =======      =======      =======




      SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                    For the Nine Months Ended March 31, 2002
                                 (In thousands)


                                                                                          Accumulated
                                                                                                Other Stock Held in
                                                  Additional                            Comprehensive      Deferred         Total
                                         Common      Paid-in     Treasury      Retained       Income,  Compensation Stockholders'
                                          Stock      Capital        Stock      Earnings    Net of Tax         Trust        Equity
                                       --------   ----------     --------      -------- ------------- ------------- -------------

Balance, June 30, 2001                 $     23     $  5,322     ($ 5,553)     $ 26,427      $    331      ($   412)     $ 26,138

Comprehensive income:
       Net income                             -            -            -         2,313             -             -         2,313
       Other comprehensive income,
            net of tax $68                    -            -            -             -          (131)            -          (131)
                                       --------     --------     --------      --------      --------      --------      --------

Total comprehensive income                    -            -            -         2,313          (131)            -         2,182

Stock options exercised
     (4,566 shares)                           1           43            -             -             -             -            44

Dividends on common stock
     at $0.18 per share                       -            -            -        (1,052)            -             -        (1,052)

Treasury stock purchased                      -            -         (686)            -             -             -          (686)

Net purchase of stock in
     deferred compensation trust              -            -            -             -             -           (26)          (26)
                                       --------     --------     --------      --------      --------      --------      --------

Balance, March 31, 2002                $     24     $  5,365     ($ 6,239)     $ 27,688      $    200      ($   438)     $ 26,600
                                       ========     ========     ========      ========      ========      ========      ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                For the Nine Months Ended March 31, 2002 and 2001
                                 (In thousands)


                                                                                     2002        2001
-------------------------------------------------------------------------------------------------------

Net income:                                                                        $  2,313    $  2,758
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                            143         146
                Provision for loan losses                                                14          13
                Net loss on sale of real estate owned                                    20           1
                Net gain on sale of investment securities available for sale            (55)        (58)
                Gain on the sale of loans held for sale                                 (18)        (10)
                Amortization of deferred loan fees                                        -         (84)
                Origination of loans held for sale                                     (721)       (806)
                Proceeds from sale of loans held for sale                               953         536
                Decrease in accrued interest receivable                                 386         268
                Increase in accrued interest payable                                    926       1,264
                Other - net                                                            (128)       (207)
-------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities               3,833       3,821
-------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                             (8,010)          -
      Purchase of investment securities available for sale                           (1,772)       (953)
      Purchase of mortgage-backed securities available for sale                      (1,027)          -
      Purchase of FHLB stock                                                              -        (475)
      Proceeds from sale of investment securities available for sale                    358         924
      Principal repayments and maturities of securities available for sale            5,229         985
      Principal repayments and maturities of securities held to maturity              9,550       7,664
      Increase in loans receivable                                                     (255)     (4,386)
      Proceeds from sale of real estate owned                                           278         218
      Net additions to office properties and equipment                                  (79)        (50)
-------------------------------------------------------------------------------------------------------

                              Net cash provided by investing activities               4,272       3,927
-------------------------------------------------------------------------------------------------------

Financing activities:
      Net increase (decrease) in demand and club accounts                             4,959      (1,240)
      Net (decrease) increase in time deposit accounts                               (3,673)      8,147
      Net decrease in FHLB advances                                                      (4)    (10,797)
      Decrease in advance deposits by borrowers for taxes and insurance                (259)       (725)
      Stock options exercised                                                            43          76
      Acquisition of treasury stock                                                    (686)       (842)
      Dividends paid                                                                 (1,052)       (999)
-------------------------------------------------------------------------------------------------------

                              Net cash used by financing activities                    (672)     (6,380)
-------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                               7,433       1,368
Cash and cash equivalents at beginning of period                                      9,714       4,918
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                         $ 17,147    $  6,286
=======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
                Interest on savings deposits                                       $  4,886    $  4,861
                Interest on FHLB advances                                               954       1,583
                Income taxes                                                          1,132       1,491
      Transfer of loans to real estate owned                                            210         203

      Cash paid during the period for interest includes interest credited on deposits of $4,092 and $4,109 for the nine months ended March 31, 2002 and
      2001, respectively
=======================================================================================================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2002 AND JUNE 30, 2001


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2001. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2001 Annual Report to Stockholders for the year ended June 30, 2001. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                           Three Months Ended        Nine months ended
                                                March 31,                 March 31,
                                            2002         2001         2002         2001
                                         ----------   ----------   ----------   ----------
Basic earnings per share:
   Net income                            $      750   $      859   $    2,313   $    2,758
   Weighted average shares outstanding    1,934,369    1,955,568    1,945,130    1,965,188
   Earnings per share                    $     0.39   $     0.44   $     1.19   $     1.40

Diluted earnings per share:
   Net income                            $      750   $      859   $    2,313   $    2,758
   Weighted average shares outstanding    1,934,369    1,955,568    1,945,130    1,965,188
   Dilutive effect of employee
      stock options                         106,423       76,946       95,105       71,296
                                         ----------   ----------   ----------   ----------

   Diluted weighted shares outstanding    2,040,792    2,032,514    2,040,235    2,036,484
   Earnings per share                    $     0.37   $     0.42   $     1.13   $     1.35

Options to purchase 8,430 shares of common stock at $18.00 and 16,860 shares of common stock at prices ranging from $18.00 to $19.50 were outstanding during the three and nine months ended March 31, 2002, respectively, but were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price of the common shares, and therefore, the effect would be antidilutive.

For the three and nine months ended March 31, 2001, options to purchase 68,360 and 72,596 shares of common stock at prices ranging from $14.69 to $19.50 per share were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the nine months ended March 31, 2002 and 2001, the Company's total comprehensive income was $2,182 and $4,190, respectively. Total comprehensive income is comprised of net income of $2,313 and $2,758, respectively, and other comprehensive
(loss)income of ($131) and $1,432, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

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

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES

        Investment and mortgage-backed securities available for sale are comprised of the following:

                                                                                Amortized         Gross Unrealized           Fair
                                                                                     Cost        Gains       Losses          Value
                                                                              -----------------------------------------------------
        AT MARCH 31, 2002:
               Municipal obligations                                              $18,712         $213         $320         18,605
               FNMA preferred stock                                                   250            2            -            252
               FHLMC preferred stock                                                  750           15            -            765
               FNMA common stock                                                      631          168            -            799
               FHLMC  common stock                                                    514          120            -            634
               SLMA Student Loan Trust                                                274           14            -            288
               Shay Financial Services ARM Fund                                    17,707            -           50         17,657
                                                                              -----------------------------------------------------

                                                                                   38,838          532          370         39,000

               Mortgage-backed securities available for sale                        7,754          144            3          7,895
                                                                              -----------------------------------------------------

                            Total                                                 $46,592         $676         $370        $46,895
                                                                              =====================================================


        At March 31, 2002, the contractual maturities of the debt securities                              Amortized           Fair
        available for sale are:                                                                                Cost          Value
                                                                                                       ----------------------------
               Due after five years through ten years                                                          $460           $479
               Due after ten years                                                                           18,526         18,414
                                                                                                       ----------------------------

                            Total                                                                           $18,986        $18,893
                                                                                                       ============================

               Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock and the Shay Financial Services ARM Fund have no stated maturity

        Note: Gross realized gains of $55 and $58 were recorded on the sale of investment securities available for sale during the nine months ended March 31, 2002 and 2001, respectively. Proceeds from the sale of investments available for sale during the nine months ended March 31, 2002 and 2001 were $358 and $924, respectively.


        Investment and mortgage-backed securities held to maturity are comprise of the following:

                                                                                Amortized  Gross Unrealized                   Fair
                                                                                     Cost        Gains       Losses          Value
                                                                              -----------------------------------------------------

        AT MARCH 31, 2002
               Corporate and Agency bonds                                         $12,488         $140          $11        $12,617
               Mortgage-backed securities                                              45            1            -             46
                                                                              -----------------------------------------------------

                            Total                                                 $12,533         $141          $11        $12,663
                                                                              =====================================================


        At March 31, 2002, the contractual maturities of the debt securities                              Amortized           Fair
        held to maturity are:                                                                                  Cost          Value
                                                                                                       ----------------------------

               Due after one year through five years                                                         $6,491         $6,487
               Due after five years through ten years                                                         3,000          3,076
               Due after ten years                                                                            2,997          3,054
                                                                                                       ----------------------------

                            Total                                                                           $12,488        $12,617
                                                                                                       ============================

               Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)      LOANS RECEIVABLE

              Loans receivable are comprised of the following:

                                                                                              March 31,                 June 30,
                                                                                                   2002                     2001
         ------------------------------------------------------------------------------------------------------------------------
              First mortgage loans:
                    1 to 4 family dwellings                                                    $129,977                 $130,010
                    Multi-family dwellings                                                        3,059                    2,892
                    Commercial                                                                    4,661                    5,051
                    Guaranteed or insured                                                            23                       29
                    Construction and development loans                                           12,869                   10,763
         ------------------------------------------------------------------------------------------------------------------------

                                                                                                150,589                  148,745

              Commercial loans                                                                    1,662                    1,707
              Consumer loans:
                    Loans secured by savings accounts                                               195                      251
                    Installment loans                                                            32,574                   34,190
         ------------------------------------------------------------------------------------------------------------------------

                                                                                                 34,431                   36,148
         ------------------------------------------------------------------------------------------------------------------------

              Loans receivable, net of unearned discounts                                       185,020                  184,893
              Less: Allowance for loan losses                                                    (1,789)                  (1,759)
                        Loans in process                                                         (6,336)                  (6,160)
                        Net deferred loan origination costs (fees collected)                         44                      (66)
         ------------------------------------------------------------------------------------------------------------------------

              Loans receivable, net                                                            $176,939                 $176,908
         ========================================================================================================================


         Changes in the allowance for loan losses for the nine months ended
         March 31, 2002 and 2001 are as follows:

                                                                                                 Fiscal                   Fiscal
                                                                                                   2002                     2001
         ------------------------------------------------------------------------------------------------------------------------

         Balance at beginning of the fiscal year                                                 $1,759                   $1,798
         Provision for losses                                                                        14                        9
         Charge-offs                                                                                (20)                     (54)
         Recoveries                                                                                  36                        6
         ------------------------------------------------------------------------------------------------------------------------

         Balance at March 31, 2002 and 2001                                                      $1,789                   $1,759
         ========================================================================================================================



         At March 31, 2002, the recorded investment in loans that are considered to be impaired under SFAS 114 was $168. At March 31, 2002, the $168 of impaired loans, as a result of write-downs, do not have an allowance for loan losses. The average recorded investment in impaired loans during the nine months ended March 31, 2002 was approximately $190. For the nine months ended March 31, 2002, the Company recognized interest income on those impaired loans of $1 which was recognized using the cash basis method of income recognition.

                                                                                                     March 31,
                                                                                           2002                   2001
                                                                                       ----------------------------------

         Non-accrual loans                                                               $ 193                    $ 674
         Non-accrual loans as a percent of total loans, net                               0.11%                    0.39%



         --------------------------------------------

         All loans 90 days or more past due are reported as non-accrual.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET DATA                                                        At March 31, 2002
                                                                      2002                  2001
                                                                      ----                  ----
                                                           (In thousands except per share data)
                                                           ------------------------------------
                                                                          (Unaudited)


Total assets                                                      $260,568              $253,032
Interest-earning deposits with other institutions                   16,110                 5,484
Investment securities available for sale                            39,000                40,063
Investment securities held to maturity                              12,488                14,435
Mortgage-backed securities available for sale                        7,895                10,760
Mortgage-backed securities held to maturity                             45                   233
Loans receivable held for sale                                       1,486                 1,794
Loans receivable, net                                              176,939               173,759
Savings deposits                                                   206,922               199,570
FHLB advances                                                       21,622                22,627
Retained earnings                                                   27,688                25,879
Stockholders' equity                                                26,600                25,665
Stockholders' equity per share                                      $13.81                $13.12


STATISTICAL PROFILE                                                       Three months ended                Nine months ended
                                                                               March 31,                        March 31,
                                                          ----------------------------------------   ------------------------------

                                                                      2002                  2001          2002              2001
                                                                      ----                  ----          ----              ----


Average yield earned on all interest-earning assets                   6.39%                 7.42%         6.62%             7.42%
Average rate paid on all interest-bearing liabilities                 3.84                  4.77          4.18              4.76
Average interest rate spread                                          2.55                  2.65          2.44              2.66
Net yield on average interest-earning assets                          3.09                  3.30          3.03              3.25
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                          116.20                115.39        116.44            114.91
Return on average assets (1)                                          1.16                  1.34          1.20              1.43
Return on average equity  (1)                                        11.20                 13.59         11.56             15.11
Average equity to average assets                                     10.37                  9.85         10.34              9.49


-------------------------------

(1) Amounts are annualized

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended March 31, 2002 was $750,000 compared to $859,000 for the same period in the prior year. The decrease of $109,000 or 12.69% was primarily the result of a $124,000 decrease in net interest income and a $24,000 increase in total operating expense partially offset by a $23,000 decrease in income taxes and a $17,000 increase in total operating income. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $124,000 or 6.01% during the three months ended March 31, 2002 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.65% for the quarter ended March 31, 2001 to 2.55% for the quarter ended March 31, 2002. This decrease was partially offset by an increase in the average balance of net earning assets of $1.3 million or 0.51%.

Interest income on loans receivable and loans held for sale decreased by $243,000 or 7.02% during the three months ended March 31, 2002 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.79% to 7.29% for the three months ended March 31, 2001 and 2002, respectively. Additionally, the average outstanding balance of loans receivable decreased $1.2 million or 0.68% compared to the same period in the prior year. The decrease in the average outstanding balance of loans receivable was due to a $1.5 million or 4.11% decrease in the average outstanding balance of consumer and other loans which was partially offset by a $304,000 or 0.22% increase in the average outstanding balance mortgage loans. The decrease in the average outstanding balance of loans receivable was primarily the result of loan repayments in excess of loan originations. The decrease in the average yield was primarily due to generally lower market interest rates.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $70,000 or 36.65% during the quarter ended March 31, 2002 as compared to the March 31, 2001 quarter. This decrease was primarily due to a $2.6 million or 23.62% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended March 31, 2002 as compared to the March 31, 2001 quarter. In addition, the average yield on mortgage-backed securities decreased from 7.01% for the quarter ended March 31, 2001 to 5.81% for the quarter ended March 31, 2002. This decrease was primarily due to a decline in market interest rates which resulted in increased repayments and downward re-pricing of adjustable rate securities. At March 31, 2002, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $141,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 6.06% at March 31, 2002. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities are not sold. The mortgage-backed securities held to maturity portfolio consists of one adjustable-rate collateralized mortgage obligation (CMO) with a yield of 2.67% at March 31, 2002. At March 31, 2002, the Bank's portfolio of mortgage-backed securities held to maturity had an amortized cost and fair market value of $45,000 and $46,000, respectively. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities re-price. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale decreased during the three months ended March 31, 2002 by $335,000 or 35.87% from the comparable period in 2001, primarily due to a decrease in the average yield on investment securities from 6.38% for the quarter ended March 31, 2001 to 4.57% for the quarter ended March 31, 2002. In addition, the average outstanding balance decreased $6.3 million or 10.59% for the quarter ended March 31, 2002 as compared to the same period in the prior fiscal year. The decrease in the average outstanding balance was primarily due to increased repayments of investments held to maturity due to declining interest rates. At March 31, 2002, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $162,000 and $129,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended March 31, 2002 by $24,000 or 88.89% from the comparable period in 2001. This increase was primarily due to an increase of $11.3 million or 568.15% in the average outstanding balance of interest-earning deposits for the quarter ended March 31, 2002 as compared to the March 31, 2001 quarter. This increase was, to a large extent, offset by a decrease in the average yield on interest-earning deposits from 5.48% for the quarter ended March 31, 2001 to 1.55% for the quarter ended March 31, 2002. The increase in the average balance was primarily due to increases in deposit balances and the investment of excess funds resulting from repayments of loans and investment and mortgage-backed securities.

Interest expense on interest-bearing deposits decreased by $369,000 or 17.54% for the quarter ended March 31, 2002, compared to the same period in 2001. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.58% for the three months ended March 31, 2001 to 3.62% for the three months ended March 31, 2002. This decrease was partially offset by a $8.2 million or 4.40% increase in the average outstanding balance of such deposits during the three months ended March 31, 2002 as compared to the same period of the prior year.

Interest expense on borrowings decreased $131,000 or 29.44% for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 due to a $8.6 million or 28.52% decrease in the average outstanding balance of FHLB advances. The Company was able to reduce total borrowings from the FHLB as a result of increased savings deposits and repayments of loans receivable. The average rate paid on borrowings decreased from 5.97% for the quarter ended March 31, 2001 to 5.89% for the quarter ended March 31, 2002.

PROVISION FOR LOAN LOSSES. The Bank provided $5,000 to its allowance for loan losses for the quarter ended March 31, 2002 and $4,000 to its allowance for loan losses for the quarter ended March 31, 2001. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At both March 31, 2002 and 2001, the Bank's allowance for loan losses amounted to $1.8 million or 1.00% of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the nine months ended March 31, 2002. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2001. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgement. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $17,000 or 8.72% to $212,000 for the quarter ended March 31, 2002 as compared to the same period in 2001. This was the result of an increase in service charge income of $11,000, as well as a $4,000 increase in other operating income and a $2,000 increase in the gain on the sale of loans held for sale.

OPERATING EXPENSES. Total operating expenses increased by $24,000 or 2.35% during the quarter ended March 31, 2002 as compared to the same quarter in 2001. This increase was primarily due to a $28,000 increase in other operating expenses and a $20,000 increase in net loss on real estate owned. Additionally, data processing expense increased $7,000 and professional fees increased $5,000. These increases were partially offset by a $22,000 decrease in compensation and benefits expense and a $14,000 decrease in premises and occupancy expense.

INCOME TAX EXPENSE. Income tax expense decreased by $23,000 for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 primarily as a result of lower pre-tax income. Additionally, the effective tax rate decreased slightly from 31.88% for the 2001 quarter to 30.33% for the 2002 quarter.

           COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001


GENERAL. The Company's net income for the nine months ended March 31, 2002 was $2.3 million compared to $2.8 million for the same period in the prior year. The decrease of $445,000 or 16.13% was primarily the result of a $401,000 decrease in net interest income and a $250,000 decrease in other income partially offset by a $187,000 decrease in income taxes and a $20,000 decrease in total operating expense. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income decreased by $401,000 or 6.58% during the nine months ended March 31, 2002 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.66% for the nine months ended March 31, 2001 to 2.44% for the nine months ended March 31, 2002. This decrease was partially offset by an increase in the average balance of net earning assets of $702,000 or 0.28%.

Interest income on loans receivable and loans held for sale decreased by $379,000 or 3.71% during the nine months ended March 31, 2002 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.77% for the nine months ended March 31, 2001 to 7.45% for the nine months ended March 31, 2002. This decrease was partially offset by a $790,000 or 0.45% increase in the average outstanding balance of loans receivable compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was primarily due to a $1.8 million or 1.30% increase in the average outstanding balance of mortgage loans which was partially offset by a $1.0 million or 2.73% decrease in the average outstanding balance of consumer loans. The decrease in the average yield was primarily due to lower market interest rates.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $194,000 or 32.55% during the nine months ended March 31, 2002 as compared to the same period in the prior year. This decrease was primarily due to a $2.2 million or 19.81% decrease in the average outstanding balance of mortgage-backed securities during the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. In addition, the average yield on mortgage-backed securities decreased from 7.14% for the nine months ended March 31, 2001 to 6.01% for the nine months ended March 31, 2002. See "Comparison of the Three Months Ended March 31, 2002 and 2001 - Net Interest Income."

Interest income on investments held to maturity and investments available for sale decreased during the nine months ended March 31, 2002 by $1.0 million or 33.77% from the comparable period in 2001. This decrease was primarily due to a decrease in the average yield on investment securities from 6.42% for the nine months ended March 31, 2001 to 5.05% for the nine months ended March 31, 2002. Additionally, the average outstanding balance of such securities decreased $9.8 million or 15.81% for the nine months ended March 31, 2002 as compared to the same period in the prior year. The decrease in the average outstanding balance was primarily due to increased repayments of investments held to maturity due to declining interest rates. See "Comparison of the Three Months Ended March 31, 2002 and 2001 - Net Interest Income."

Interest income on interest-earning deposits increased during the nine months ended March 31, 2002 by $147,000 or 190.91% from the comparable period in 2001. This increase was primarily due to an increase of $11.9 million or 697.71% in the average outstanding balance of interest-earning deposits for the nine months ended March 31, 2002 as compared to the same period in the prior year. This increase was, to a large extent, offset by a decrease in the average yield on interest-earning deposits from 6.01% for the nine months ended March 31, 2001 to 2.19% for the nine months ended March 31, 2002. The increase in the average balance was primarily due to increases in deposit balances and repayments of investment and mortgage-backed securities which exceeded the demand for loans.

Interest expense on interest-bearing deposits decreased by $333,000 or 5.44% for the nine months ended March 31, 2002 compared to the same period in 2001. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.48% for the nine months ended March 31, 2001 to 3.98% for the nine months ended March 31, 2002. This decrease was partially offset by an increase of $11.5 million or 6.30% in the average outstanding balance of savings deposits during the nine months ended March 31, 2002 as compared to the same period of the prior year.

Interest expense on borrowings decreased $699,000 or 42.21% for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001 due to a $13.7 million or 38.84% decrease in the average outstanding balance of FHLB advances. The Company was able to reduce total borrowings from the FHLB as a result of increased savings deposits and repayments of loans receivable. The average rate paid on borrowings decreased from 6.24% for the nine months ended March 31, 2001 to 5.90% for the nine months ended March 31, 2002.

PROVISION FOR LOAN LOSSES. The Bank provided $14,000 to its allowance for loan losses for the nine months ended March 31, 2002 and $13,000 for the nine months ended March 31, 2001. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended March 31, 2002 and 2001 - Provision For Loan Losses."

OTHER INCOME. Total other income decreased by $250,000 or 25.00% to $750,000 for the nine months ended March 31, 2002 as compared to the same period in 2001. This was primarily the result of a decrease in other non-operating income of $325,000 related to the settlement of litigation and an insurance claim in the prior period. This decrease was partially offset by an increase in service charge income of $69,000.

OPERATING EXPENSES. Total operating expenses decreased by $20,000 or 0.65% during the nine months ended March 31, 2002 as compared to the same period in 2001. This decrease was primarily due to a $23,000 decrease in compensation and benefits expense, an $18,000 decrease in other operating expenses and a $18,000 decrease in professional fees. These decreases were partially offset by a $28,000 increase in net loss on real estate owned and a $14,000 increase in data processing expense.

INCOME TAX EXPENSE. Income tax expense decreased by $187,000 or 14.88% for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001 primarily as a result of lower pre-tax income. Additionally, the effective tax rate decreased slightly from 31.63% for the nine months ended March 31, 2001 to 31.31% for the same period in 2002.

FINANCIAL CONDITION AND CAPITAL RESOURCES


Total assets increased by $2.6 million or 0.99% from June 30, 2001 to March 31, 2002. The largest increase was a $7.4 million increase in interest earning deposits with other institutions. Additionally, there was a $281,000 increase in prepaid expenses and sundry assets and a $31,000 increase in loans receivable, net. These increases were partially offset by a $2.1 million decrease in mortgage-backed securities available for sale and a $1.5 million decrease in investment securities held to maturity. The largest components of change in liabilities were a $1.3 million increase in savings deposits and a $926,000 increase in accrued interest payable on savings deposits.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2002, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 10.01% and 19.28%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 2002.


                                              Tier I        Tier I        Tier II
                                                Core    Risk-Based     Risk-Based
                                             Capital       Capital        Capital
                                             -------       -------        ------
                                                (Dollar amounts in thousands)

Equity capital(1)                            $25,871       $25,871       $25,871
Plus general valuation allowances(2)               -             -         1,789
Plus allowable unrealized gains                    -             -           114
                                             -------       -------        ------
   Total regulatory capital                   25,871        25,871        27,774
Minimum required capital                      10,334         5,763        11,526
                                             -------       -------        ------
   Excess regulatory capital                 $15,537       $20,108       $16,248
                                             =======       =======       =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                         $12,917       $ 8,645       $14,408
                                             =======       =======       =======

Regulatory capital as a percentage(3)          10.01%        17.96%        19.28%
Minimum required capital percentage             4.00          4.00          8.00
                                                ----         -----          ----
   Excess regulatory capital percentage         6.01%        13.96%        11.28%
                                                ====         =====         =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions                 5.00%         6.00%        10.00%
                                                ====         =====         =====


---------------------------------------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended March 31, 2002.
(2)      Limited to 1.25% of risk adjusted assets.
(3) Tier I capital is calculated as a percentage of adjusted total assets of $258,344. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $144,077.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan loss, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan loss is contained in the discussion on "Provision for Loan Losses" on pages 12 and 15 herein.

ACCOUNTING DEVELOPMENTS

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

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.



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

                  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5.  OTHER INFORMATION

         On May 8, 2002 the Board of Directors of Laurel Capital Group, Inc. passed a resolution to change the date of the annual stockholders meeting. Beginning in 2002, the annual stockholders meeting will be held on the 4th Thursday of October.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                   Exhibit 3.2 - Bylaws

              (b)  Reports on Form 8-K

                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LAUREL CAPITAL GROUP, INC.



/s/ Edwin R. Maus
-----------------
Edwin R. Maus
President and Chief Executive Officer



/s/ John A. Howard, Jr.
-----------------------
John A. Howard, Jr.
Senior Vice President and
Chief Financial Officer


Date: May 14, 2002