Form 10-K
period 2002-06-30
LAUREL CAPITAL GROUP INC
filed 2002-09-30
CIK 892158

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                          Commission File No.: 0-23010
                                               -------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 13, 2002, the aggregate value of the shares of Common Stock of the Registrant issued and outstanding on such date, which excludes shares held by all directors and officers of the Registrant as a group, was approximately $34.4 million. This figure is based on the mean of the bid and asked prices of $19.675 per share of the Registrant's Common Stock on September 13, 2002.

Number of shares of Common Stock outstanding as of September 13, 2002: 1,879,724

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 2002 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2002 Annual Meeting of Stockholders to be filed within 120 days of June 30, 2002 are incorporated into
Part III, Items 10 through 13 of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

     Laurel Capital Group, Inc. (the "Company") is a bank holding company whose primary asset is the common stock of its wholly owned subsidiary Laurel Savings Bank ("Laurel Savings" or the "Bank"). The Bank's business is conducted through its corporate headquarters located in Allison Park, Pennsylvania as well as four branch offices located in Allegheny County and one branch office located in Butler County, Pennsylvania. Additionally, the Bank has one active subsidiary, Laurel Financial Group, Inc. ("LFG") whose headquarters are located in Wilmington, Delaware. At June 30, 2002 LFG had assets of approximately $5.5 million consisting primarily of single-family residential loans. At June 30, 2002, the Company had total assets of $278.1 million and stockholders' equity of $26.6 million or 9.56% of total assets. In addition, at such date, the Bank's core capital of $25.5 million and tier I and tier II risk-based capital of $25.5 million and $27.4 million, respectively, exceeded the required amounts by $14.8 million, $19.8 million and $16.0 million, respectively. The Bank's corporate headquarters is located at 2724 Harts Run Road, Allison Park, Pennsylvania, its telephone number is (412) 487-7400 and its internet address is www.laurelsb.com.

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

MARKET AREA

     The Bank's principal market area consists of Allegheny and Butler counties, Pennsylvania, which includes the City of Pittsburgh, the region's major metropolitan center and the hub of the Pittsburgh Metropolitan Statistical Area ("MSA"). The Bank's business is conducted through its corporate office located in Allison Park, a suburb of Pittsburgh, and five branch offices. Substantially all of the Bank's deposits are received from residents of its principal market area and most of its loans are secured by properties in Allegheny and Butler counties. Although the Bank has no branches in downtown Pittsburgh, the Bank participates in the STAR(TM), Cirrus(TM), Money Station(TM) and Jeanie(TM) automatic teller machine ("ATM") networks which provide customers with access to their deposits at thousands of locations throughout metropolitan Pittsburgh and Pennsylvania as well as other states. The Bank is also a member of the Freedom ATM Alliance a consortium of over 30 financial institutions in the greater Pittsburgh market area. The Alliance provides surcharge-free transactions to customers of Alliance members at over 230 ATMs through the region.

     The population of the Bank's principal market area is approximately 1.5 million. The area's economy has been undergoing a rapid transition from heavy industry to one of service, health care, advanced technology, light manufacturing and education industries. As a result of this transition, the unemployment in Allegheny County, the Bank's largest market area, is 4.7% compared to 5.5% for the state of Pennsylvania and 5.9% for the United States. Housing costs are below the national average resulting in over 71.8% of the area's residents owning their own home. While the area will likely experience job losses to corporate mergers and downsizing in the future, the Company believes the diversity of the area's industry will continue to provide a stable economy.

LENDING ACTIVITIES

     GENERAL. Laurel Savings has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans' Affairs ("VA"). At June 30, 2002, Laurel Savings' total loan portfolio amounted to $184.8 million, representing approximately 66.5% of the Bank's total assets at that date. Permanent loans secured by single-family (one-to-four units) residential properties amounted to $131.3 million or 71.1% of the total loan portfolio at June 30, 2002. At June 30, 2002, multi-family (over four units) residential loans amounted to $3.2 million or 1.7% of the total loan portfolio while construction loans (all of which were for the construction of single-family residential properties) totaled $9.7 million or 5.3% of the total loan portfolio and commercial real estate loans totaled $4.5 million or 2.4% of the total loan portfolio. The Bank's consumer loans, the second largest component of the Bank's total loan portfolio, amounted to $34.5 million or 18.7% of such portfolio at June 30, 2002. Commercial loans, which make up the remainder of the portfolio, amounted to $1.6 million or 0.8% of the loans outstanding at June 30, 2002.

     The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.


                                                                   As of June 30,
                         ---------------------------------------------------------------------------------------------
                                   2002               2001               2000                1999               1998
                                   ----               ----               ----                ----               ----
                            Amount      %      Amount      %      Amount       %      Amount       %      Amount     %
                            ------     --      ------     --      ------      --      ------      --      ------    --
                                                              (Dollars in Thousands)
Real estate loans:

  Single-family            $131,359    71.1%  $130,039    70.3%   $125,276    69.8%   $112,334    72.6%  $114,972   73.9%

  Multi-family                3,202     1.7%     2,892     1.6%      2,476     1.4%      1,612     1.0%     2,474    1.6%

  Construction (1)            9,687     5.3%    10,763     5.8%     10,167     5.7%      2,268     1.5%     4,341    2.8%

  Commercial                  4,496     2.4%     5,051     2.7%      5,391     3.0%      5,375     3.5%     6,391    4.1%
                              -----     ----     -----     ----      -----     ----      -----     ----     -----    ----

    Total real estate
      loans                 148,744    80.5%   148,745    80.4%    143,310    79.9%    121,589    78.6%   128,178   82.4%

Commercial loans              1,560      .8%     1,707      .9%        919      .5%        941      .6%       650     .4%

Consumer loans (2)           34,461    18.7%    34,441    18.7%     35,110    19.6%     32,101    20.8%    26,723   17.2%
                             ------    -----    ------    -----     ------    -----     ------    -----    ------   -----

    Total loans            $184,765   100.0%  $184,893   100.0%   $179,339   100.0%   $154,631   100.0%  $155,551  100.0%
                           --------   ======  --------   ======   --------   ======   --------   ======  --------  ======

Less:

  Loans in process           (4,719)            (6,160)             (7,796)               (987)            (1,953)

  Allowance for loan
    losses                   (1,803)            (1,759)             (1,798)             (1,866)            (1,852)

  Unamortized costs
    and fees                     79               (66)                (224)               (388)              (622)
                                 --               ----               -----               -----              -----

  Net loans receivable     $178,322           $176,908            $169,521            $151,390           $151,124
                           ========           ========            ========            ========           ========

  Loans held for sale (3)    $1,371             $1,701              $1,514              $1,562             $1,633
                             ======             ======              ======              ======             ======


--------------

(1) The $9.7 million construction loan portfolio outstanding at June 30, 2002 consisted of adjustable-rate construction loans totaling $4.7 million and fixed-rate construction loans totaling $5.0 million.

(2) Consumer loans consist primarily of installment loans, auto loans, home equity loans and loans on savings accounts. For additional information regarding these loans, see Note 4 to the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders ("Annual Report") set forth as Exhibit 13 hereto.

(3)  Loans held for sale consist of guaranteed student loans.

     CONTRACTUAL MATURITIES OF LOANS. The following table sets forth the contractual principal repayments of the total loan portfolio of the Bank as of June 30, 2002 by categories of loans. Loans with adjustable interest rates are shown in the year that they are contractually due. The amounts shown for each period do not take into account either loan prepayments or scheduled amortization of the Bank's loan portfolio.

                                                Contractual Maturities in Year Ended June 30,
                       ----------------------------------------------------------------------------------------------

                            Total
                         Outstanding
                         At June 30,                     2004-         2006-        2008-       2013-     2024 and
                             2002           2003         2005          2007         2012        2023     Thereafter
                         -----------       ------       ------        ------       ------      ------    ----------

                                                                 (In Thousands)

Fixed-rate mortgage
  Loans                      $ 99,590      $4.363       $ 9,078       $9,518       $20,601    $34,367      $21,663
Adjustable-rate
  mortgage loans               39,467       1,259         1,788        1,935         5,686     13,454       15,345
Construction                    9,687       9,687            --           --            --         --           --
Consumer and other
  Loans                        36,021       8,184         9,480        6,373         8,313      3,671           --
                               ------       -----         -----        -----         -----      -----       ------
          Total              $184,765     $23,493       $20,346(1)   $17,826(1)    $34,600(1) $51,492(1)   $37,008(1)
                             ========     =======       =======      =======       =======    =======      =======


----------------------

(1) Of the $161.3 million of principal repayments contractually due after June 30, 2003, $120.6 million have fixed interest rates and $40.7 million have adjustable or floating interest rates.

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

     ORIGINATION, PURCHASE AND SALE OF LOANS. Loan originations are derived from a number of sources such as mortgage correspondents, mortgage bankers, existing customers, borrowers, builders and walk-in customers. All of the Bank's mortgage lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by its Board of Trustees. Decisions on loan applications are made on the basis of detailed applications and property valuations by independent appraisers approved by the Board of Trustees. The loan applications are designed to determine the borrower's ability to repay, and the more significant items on the applications are verified through the use of credit reports, financial statements and confirmations.

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

     Historically, the Bank has not been an active purchaser or seller of loans. The sales activity conducted by the Bank during fiscal 2002, 2001 and 2000 primarily focused on the sale of student loans.

     The following table shows total loan origination, purchase and repayment activities of the Bank during the periods indicated.


                                                                   Year Ended June 30,
                                           2002                2001             2000               1999           1998
                                         ---------           ---------        ---------          ---------      -------

                                                                     (In Thousands)
Real estate originations:
  Residential:
    Single-family                           30,238             $13,790          $28,560            $18,252       $19,654
    Multi-family                             1,179               1,267              836                 --            --
  Commercial                                 1,070                 530              119                 --           360
  Construction (1)                          11,926              12,268           11,026              2,691         6,020
                                           -------             -------          -------            -------       -------
    Total real estate loan
      originations                          44,413              27,855           40,541             20,943        26,034
Consumer and other loan
  originations (2)                          21,773              13,702           16,424             20,044        17,465
                                           -------             -------          -------            -------       -------
    Total loan originations                 66,186              41,557           56,965             40,987        43,499
Loan participation interests
  purchased                                     --                  --               --                500         1,000
                                           -------             -------          -------            -------       -------
    Total loan originations
      and loan participation
      interests purchased                   66,186              41,557           56,965             41,487        44,499
                                           -------             -------          -------            -------       -------

Students loans sold                          1,098                 687              865                952         1,107
Principal loan repayments                   63,759              32,842           37,881             39,991        36,890
Other, net (3)                                 245                 454              136                349           242
                                           -------             -------          -------            -------       -------
    Total principal loan
      repayments and other                  65,102              33,983           38,882             41,292        38,239
                                           -------             -------          -------            -------       -------
Net increase in loans
  receivable, net and loans
  held for sale                            $ 1,084             $ 7,574          $18,083            $   195       $ 6,260
                                           =======             =======          =======            =======       =======


--------------------


(1) Construction loans are classified as either a residential or commercial real estate loan at the time of origination depending on the nature of the property securing the loan. Construction loan originations totaled $11.9 million during fiscal 2002, of which $6.6 million were adjustable-rate, single-family residential loans and $5.3 million were fixed-rate, single-family residential loans.

(2)  Includes student loans held for sale

(3) Includes transfers to real estate owned and all activity in the allowance for possible loan losses.

LENDING PROGRAMS AND POLICIES

     RESIDENTIAL LENDING. Historically, Laurel Savings has concentrated its lending activity on the origination of long-term, fixed-rate residential mortgage loans secured by one-to-four family residential properties. As a result, at June 30, 2002, $94.3 million or 51.0% of the Bank's total loan portfolio consisted of long-term loans with fixed-rates of interest which were secured by first mortgages on one-to-four family residential properties. During fiscal 2002, 2001 and 2000, the Bank originated $22.5 million, $8.6 million and $7.3 million, respectively, of fixed-rate single-family mortgage loans. Due to the lower interest rate environment during fiscal 2002, the Bank found the largest portion of its single-family loan demand to be for fixed-rate loans.

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

     In addition, Laurel Savings originates adjustable rate mortgages ("ARMs") with up to a 30-year amortization schedule. On all ARMs currently offered by the Bank, payments are adjusted with each interest rate adjustment so that the term of the ARM is not affected. The Bank currently offers one, three, and five year adjustable rate loans. Interest rate adjustments occur every one, three or five years and are based on the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity that matches the loan type. All three loan types limit interest rate increases to 6% over the life of the loan and limit decreases to 2% below the initial rate. The one year ARM has a 2% maximum increase per adjustment while the three and five year loans have a maximum increase of 3% per adjustment. All of these loans may be converted to fixed rate loans. The Bank does not offer ARMs with below market introductory or "teaser" rates. Although Laurel Savings intends to continue to emphasize the origination of ARMs in order to reduce the impact on its operations of rapid increases in market rates of interest, such loans generally do not adjust as rapidly as changes in the Bank's cost of funds. At June 30, 2002, $36.9 million or 20.0% of the Bank's total loan portfolio consisted of ARMs on one-to-four family residential real estate.

     COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Bank originated $1.2 million of multi-family residential real estate loans and $1.1 million of commercial real estate loans in fiscal 2002. At June 30, 2002, the Bank's multi-family residential real estate loans and commercial real estate loans amounted to $3.2 million and $4.5 million, respectively, or 1.7% and 2.4% of the total loan portfolio, respectively. Such loans generally earn rates of interest which exceed the rates on single-family residential real estate loans and are usually for shorter terms. Such loans have been generally offered with interest rates that adjust annually at 1% to 2% over the Bank Prime Lending Rate as published in the Wall Street Journal. These loans have up to 30-year amortization schedules. The Bank's multi-family real estate loans are secured primarily by apartment buildings and its commercial real estate loans are secured primarily by other income-producing properties located in the Pittsburgh MSA, including office buildings and warehouses. Of the $7.7 million of commercial and multi-family loans at June 30, 2002, $5.2 million have fixed rates of interest and $2.5 million have adjustable rates of interest.

     Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions. Due to the Bank's low level of non-performing loans and the generally higher rates of interest earned on commercial real estate and multi-family loans the Bank plans to increase its origination of these types of loans in the future.

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

     CONSTRUCTION LENDING. The Bank's construction loans accounted for 26.9% of the real estate loans originated in fiscal 2002, 44.0% in fiscal 2001 and 27.2% in fiscal 2000. Such loans are generally used to fund the construction of residential properties for owner-occupancy although the Bank has originated commercial construction and land acquisition and development loans to a limited degree. Most of the Bank's residential construction loans are originated in connection with providing permanent financing on the construction project. The interest rate on the permanent loan is set at the time of the origination of the construction loan. Construction loans are classified as either residential or commercial real estate loans at the time of origination, depending on the nature of the property securing the loan. At June 30, 2002, construction loans amounted to $9.7 million, all of which were originated for the construction of residential properties. The origination of construction loans during fiscal 2002 was primarily due to the continued demand for new homes in the Bank's market area.

     The majority of the Bank's construction loans are made to homeowners. Speculative construction loans on unsold properties carry more risk than pre-sold or individual construction loans originated by the Bank because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank attempts to mitigate these risks by, among other things, working with builders with whom it has established relationships and by generally limiting the number of unsold homes under construction.

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

     CONSUMER LENDING. The Bank has continued to emphasize the origination of consumer loans, installment loans and home equity loans. As a result, such loans have increased as a percentage of the total loan portfolio from 17.2% of the total loan portfolio at June 30, 1998 to 18.7% of the total loan portfolio at June 30, 2002, primarily as a result of the Bank's increased origination of fixed-rate home equity loans. The Bank originated $21.8 million, $13.7 million and $16.4 million of consumer loans in fiscal 2002, 2001 and 2000 out of total loan originations and purchases of $66.2 million, $41.6 million and $57.0 million, respectively. Although consumer loans may involve a greater risk of loss than residential real estate loans due to the nature of the collateral involved (or the absence of collateral), the Bank carefully reviews the creditworthiness of the borrower and, where applicable, the value of the collateral for such loans. However, since the amount outstanding on each individual loan is smaller, the risk of financial loss per loan is lower when compared to mortgage and commercial lending.

     Installment loans, consisting primarily of home equity loans, accounted for $34.2 million or 99.3% of all consumer loans at June 30, 2002. Installment loans generally have terms of less than five years with fixed rates of interest. Home equity loans typically have fixed interest rates and terms up to 20 years, although a majority of such loans have terms of ten years or less. The Bank does not require that it hold the first mortgage on the secured property. The Bank also offers a home equity line of credit with an adjustable rate of interest.

     Loans on savings accounts are also offered with the interest rate set at the higher of the underlying collateral rate plus 3% or the current Federal Reserve Board discount rate plus 5%, the interest rate being adjusted if the rate on the account or the Federal Reserve Board discount rate changes. Such loans are generally made for up to 90% of the amount in the savings account and accounted for $227,000 or .7% of the consumer loan portfolio at June 30, 2002.

     REGULATORY REQUIREMENTS. The aggregate amount of loans that the Bank may make to any one borrower is limited to 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus when the loan is fully secured by readily marketable securities. At June 30, 2002, the Bank's loans to one borrower limit was approximately $4.0 million and the largest aggregate amount of loans by the Bank to any one borrower, including related entities, was $1.1 million primarily secured by single family residences. These loans were current in accordance with their original terms as of June 30, 2002.

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

     In addition to interest earned on loans and income from servicing of loans, the Bank receives fees in connection with loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Funds from these activities vary from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. The fees received by the Bank in connection with the origination of mortgage loans on existing properties generally amount from zero to three points, with a point being equivalent to 1% of the principal amount of the loan.

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

     If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a public auction at which the Bank may participate as a bidder at the sale. If the Bank is the successful bidder, the acquired property is then included in the Bank's "real estate owned" account until it is sold. The Bank is permitted to finance the sales of these properties by "loans to facilitate," which involve a lower down payment or a longer term than would be generally allowed by the Bank's underwriting standards. At June 30, 2002, the Bank had no existing loans to facilitate.

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

     The following table sets forth information regarding the Bank's non-accrual loans and real estate owned at the dates indicated. The Bank did not have any troubled debt restructurings at June 30, 2002.


                                                                                     June 30,
                                                         -----------------------------------------------------------------
                                                             2002         2001         2000        1999          1998
                                                             ----         ----         ----        ----          ----

                                                                              (Dollars in Thousands)
Non-accruing loans:
  Single-family residential real estate                      $232         $ 467        $ 476       $ 364         $ 355
  Commercial real estate                                       --            31           36          --           119
  Multi-family residential                                     --            --           22          22            23
  Consumer and other loans                                     55            25           26          90            64
                                                             ----         -----        -----       -----         -----
     Total non-accruing loans                                $287         $ 523        $ 560       $ 476         $ 561
                                                             ====         =====        =====       =====         =====
Total non-performing loans as a
  percentage of net loans receivable                          .11%          .30%         .33%        .31%          .37%
                                                              ===           ===          ===         ===           ===
Total real estate owned, net of related
  reserves                                                   $131         $ 290        $  --       $ 377         $ 143
                                                             ====         =====        =====       =====         =====
Total non-performing loans and real
  estate owned as a percentage of total assets                .12%          .20%         .22%        .37%          .32%
                                                             ====           ===          ===         ===           ===


      Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified as substandard and doubtful, the institution is required to establish prudent general loan loss reserves in accordance with generally accepted accounting principles ("gaap"). Assets classified as loss must be completely written off. A category designated "special mention" also must be established and maintained for assets not currently requiring classification under federal regulations but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and to set aside appropriate loss reserves on the basis of such classification. At June 30, 2002, the Bank's classified assets and real estate owned totaled $438,000. The classified assets were all classified as substandard which consisted of the Bank's non-performing residential real estate loans, consumer loans, certain loans which were delinquent between 15 and 90 days and other current loans which have in the past displayed characteristics which reflect potential weaknesses.

     ALLOWANCES FOR ESTIMATED LOAN LOSSES. Provisions for loan losses on first mortgage and other loans are charged to earnings in amounts that result in allowances appropriate, in management's judgment, to cover anticipated losses. In determining the appropriate level of provisions for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. The Bank's allowances for loan losses totaled $1.8 million at June 30, 2002 or 919.9% of total non-performing loans at such date. The Bank's management believes that its present allowances for losses are appropriate. However, while management uses the best information available to make such determinations, future adjustments to the loan loss allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgements about information available to them at the time of their examination.

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

     The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated:


                                                          Year Ended June 30,
                                    ---------------------------------------------------------------
                                            2002        2001        2000         1999        1998
                                            ----        ----        ----         ----        ----
                                                         (Dollars in Thousands)
Balance at beginning of period             $1,759      $1,798      $1,866       $1,852      $1,943
Charge offs:
       Residential real estate                  -         (56)        (53)         (14)        (71)
       Commercial real estate                   -           -           -            -         (20)
       Consumer                               (20)        (19)        (46)         (47)        (61)
                                    ---------------------------------------------------------------
Total charge offs                             (20)        (75)        (99)         (61)       (152)
                                    ---------------------------------------------------------------
 Recoveries:
       Residential real estate                 20           -           -            -           -
       Consumer                                26          18          13           57          43
                                    ---------------------------------------------------------------
Total recoveries                               46          18          13           57          43
                                    ---------------------------------------------------------------
Net recoveries (chargeoffs)                    26         (57)        (86)          (4)       (109)

Provision for losses on loans                  18          18          18           18          18
                                            -----        ----        ----         ----        ----

Balance at end of period                   $1,803      $1,759      $1,798       $1,866      $1,852
                                           ======      ======      ======       ======      ======
Allowance for loan losses as
a percent of total net loans
outstanding                                  1.00%       0.99%       1.06%        1.23%       1.23%
                                            =====        ====        ====         ====        ====

Allowance for loan losses as
a percent of non-performing
loans                                      919.90%     336.33%     321.07%      392.02%     330.12%
                                           ======      ======      ======       ======      ======

Ratio of net recoveries
(chargeoffs) to average loans
outstanding                                  0.01%      -0.03%      -0.05%        0.00%      -0.07%
                                             ====       =====       =====         ====       =====


     The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.


                                                                      June 30,
                          --------------------------------------------------------------------------------------------------
                                2002                2001                2000                1999                1998
                                ----                ----                ----                ----                ----
                                    Percent             Percent             Percent             Percent            Percent
                                   of Loans            of Loans            of Loans            of Loans           of Loans
                                    in Each             in Each             in Each             in Each            in Each
                                   Category            Category            Category            Category           Category
                                   to Total            to Total            to Total            to Total           to Total
                           Amount     Loans    Amount     Loans    Amount     Loans    Amount     Loans   Amount     Loans
                           ------  --------    ------  --------    ------  --------    ------  --------   ------  --------

                                                               (Dollars in Thousands)
Residential real estate(1)   $973     76.3%      $901     76.1%      $898     75.5%      $873     74.1%     $603      76.7%
Multi-family real estate       32      1.7%        29      1.6%        25      1.4%        17      1.0%       26       1.6%
Commercial real estate         67      2.4%        83      2.7%       164      3.0%       177      3.5%      203       4.1%
Consumer and other            731     19.6%       746     19.6%       711     20.1%       655     21.4%      282      17.6%
Unallocated                    --       --         --       --         --       --        144       --       738        --
                           ------    ------    ------    ------    ------    ------    ------    ------   ------     ------

Total                      $1,803    100.0%    $1,759    100.0%    $1,798    100.0%    $1,866    100.0%   $1,852     100.0%
                           ======    ======    ======    ======    ======    ======    ======    ======   ======     ======


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

     The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.


                                                                               June 30,
                                                    -----------------------------------------------------------
                                                             2002                2001                2000
                                                            ------              ------              ------

                                                                        (In Thousands)
Mortgage-backed securities held to maturity:
  FNMA Remic                                             $   40              $   57               $    74
  FHLMC Remic                                                --                  93                   323
                                                         ------              ------               -------
     Total                                               $   40              $  150               $   397
                                                         ======              ======               =======

Mortgage-backed securities available for sale:
  GNMA                                                   $2,034              $3,424               $ 4,197
  FNMA                                                    2,597               3,027                 3,318
  FNMA Remic                                                789                  --                    --
  FHLMC                                                   1,523                 818                   979
  FHLMC Remic                                               824               2,578                 2,584
                                                         ------              ------               -------
     Total                                               $7,767              $9,847               $11,078
                                                         ======              ======               =======


     Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at June 30, 2002 is presented below.


                                                      Amounts at June 30, 2002 Which Mature in
                                  ---------------------------------------------------------------------------------
                                                                         After Five
                                     One Year         After One to           To           Over 10
                                      or Less          Five Years         10 Years         Years          Total
                                      -------          ----------         --------        -------         -----
                                                               (Dollars in Thousands)
Mortgage-backed securities
held to maturity:
  FNMA Remic                            $  --            $ --               $  --       $     40      $    40
                                     =========           ====           =========           ====         ====
Weighted average yield                     --%             --%                 --%           2.7%         2.7%
                                         ====            ====                ====           ====         ====

Mortgage-backed securities
available for sale:
  GNMA                                  $  --            $ --                $ --       $  2,034      $ 2,034
  FNMA                                     --              --                  --          2,597        2,597
  FNMA Remic                                                                                 789          789
  FHLMC                                    --              --                  --          1,523        1,523
  FHLMC Remic                              --              --                  --            824          824
                                         ----            ----                ----       --------      -------
      Total                             $  --            $ --                $ --       $  7,767      $ 7,767
                                         ====            ====                ====       ========      =======
Weighted average yield                     --%             --%                 --%           6.1 %        6.1%
                                         ====            ====                ====           ====         ====




     Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At June 30, 2002, none of the Bank's mortgage-backed securities were pledged to secure obligations of the Bank.

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

     The following table sets forth the composition and amortized cost of the Bank's investment securities at each of the dates indicated.


                                                                             June 30,
                                              ---------------------------------------------------------------------

                                                        2002                   2001                 2000
                                                        ----                   ----                 ----

                                                                          (In Thousands)
Investment securities held to maturity:
  Corporate notes and commercial paper                 $11,909                $13,937               $21,931
                                                       =======                =======                ======

Investment securities available for sale:
  Municipal obligations                                $18,232                $20,335               $21,500
  Shay Financial Services ARM Fund                      17,845                 17,179                16,137
  FNMA preferred stock                                     250                    250                   250
  FHLMC preferred stock                                    750                    750                   250
  FNMA stock                                               631                    249                   723
  FHLMC stock                                              514                    199                   590
  SLM Student Loan Trust                                   207                    445                   606
  Standard Insurance Company stock                          --                      4                     4
                                                       -------                -------               -------

     Total                                             $38,429                $39,411               $40,060
                                                       =======                =======               =======


     The following table sets forth the composition and maturities of the Bank's investment securities portfolio at June 30, 2002.


                                                         Amounts At June 30, 2002 Which Mature in
                                          -------------------------------------------------------------------------
                                            One Year          1 to 5        5 to 10        Over 10
                                             or Less          Years          Years          Years           Total
                                            ---------         ------        -------        -------          -----
                                                                   (Dollars in Thousands)
Investment securities held to maturity:
  Corporate notes and
    commercial paper                         $ 4,412          $2,500         $2,000      $ 2,997          $11,909
                                             =======          ======         ======      =======          =======
  Weighted average yield                         2.5%            4.3%           7.3%         8.2 %            5.1%
                                              ======          ======         ======      =======          =======

Investment securities available for sale:
   Municipal obligations                     $    --          $   --         $  187      $18,045          $18,232
   Shay Financial Services
     ARM Fund (1)                             17,845              --             --           --           17,845
   FMNA preferred stock (1)                      250              --             --           --              250
   FHLMC preferred stock (1)                     750              --             --           --              750
   FMNA stock (1)                                631              --             --           --              631
   FHLMC stock (1)                               514              --             --           --              514
   SLM Student Loan Trust                         --             207             --           --              207
                                             -------          ------         ------      -------          -------
               Total                         $19,990          $  207         $  187      $18,045          $38,429
                                             =======          ======         ======      =======          =======
      Weighted average yield                     3.4%            3.0%           5.9%         5.3%             4.2%
                                                 ===             ===            ===          ===              ===


---------------------

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

     The following table sets forth the distribution of the Bank's deposits by type of deposit at the dates indicated.

                                                                   As of June 30,
                                  --------------------------------------------------------------------------------
                                             2002                         2001                       2000
                                             ----                         ----                       ----

                                                    % of                         % of                      % of
                                     Amount       Deposits       Amount        Deposits       Amount     Deposits
                                     ------       --------       ------        --------       ------     --------

                                                               (Dollars in Thousands)

Passbook and club accounts           $32,534        14.4%         $30,401         14.8%      $ 31,257       16.2%
NOW accounts                          33,159        14.7           30,177         14.7         29,049       15.1
MMDAs                                 17,200         7.6           15,756          7.6         15,812        8.2
Fixed-rate certificates              104,036        46.2           94,161         45.8         84,811       44.0
Jumbo certificates                     4,994         2.2            4,131          2.0          2,107        1.1
IRA and Keogh accounts                33,496        14.9           31,010         15.1         29,627       15.4
                                    --------       -----         --------        -----       --------      -----
  Total                             $225,419       100.0%        $205,636        100.0%      $192,663      100.0%
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

     The following table sets forth information relating to the Bank's deposit flows during the periods indicated.

                                                         Year Ended June 30,
                                              -----------------------------------------
                                                2002            2001              2000
                                              -------         -------           -------
                                                          (In Thousands)
Increase before interest credited             $13,276         $ 5,921           $ 4,090
Interest credited                               6,507           7,052             6,455
                                              -------         -------           -------
     Total increase                           $19,783         $12,973           $10,545
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

     The Bank's deposits are obtained primarily from persons who are residents of Pennsylvania, particularly Allegheny and Butler counties. The Bank does not advertise for deposits outside of Pennsylvania and management believes that an insignificant amount of the Bank's deposits were held by nonresidents of Pennsylvania at June 30, 2002. The Bank has not used brokers to obtain funds to date and management of the Bank does not intend to utilize brokers to obtain such deposits in the future.

     The following table presents, by various interest rate categories, the amounts of certificates of deposit at the dates indicated and the amounts at June 30, 2002 which mature during the periods indicated.


                               As of June 30,        Amount at June 30, 2002 Maturing in
                                                            the Year Ending June,
                             2001         2002          2003         2004         2005      Thereafter
                             ----         ----          ----         ----         ----      ----------
                                                         (In Thousands)
Certificate Accounts:
   0.00% to  1.99%          $ 1,944     $ 6,149       $ 6,144      $    --       $    5       $    --
   2.00% to  3.99%           62,102      34,401        25,825        7,330        1,128           118
   4.00% to  5.99%           65,256      63,918        17,373       27,193        5,425        13,927
   6.00% to  7.99%               --      38,058        28,480        3,442        1,605         4,531
                            -------     -------       -------      -------       ------       -------

Total                       $129,302    $142,526      $77,822      $37,965       $8,163       $18,576
                            ========    ========      =======      =======       ======       =======



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

     As of June 30, 2002, certificates of deposit in amounts of $100,000 or more in the Bank amounted to $5.0 million. The following table sets forth as of June 30, 2002 the distribution of certificates of deposit of $100,000 or more by time remaining to maturity.


                                                                 Amount
                                                               -----------
                                                              (In Thousands)

     Three months or less                                        $  828
     Over three through six months                                2,545
     Over six though 12 months                                      300
     Over 12 months                                               1,321
                                                                 ------
         Total                                                   $4,994
                                                                 ======

     The following table presents information concerning deposit accounts at June 30, 2002, including the weighted average rate and the scheduled maturity of certificates of deposit.


                                                  Amounts         % of Total         Average
                                               (in thousands)      Deposits            Rate
Passbook and club accounts                        $ 32,534               14.4%           0.75%
Now accounts                                        33,159               14.7            0.16
MMDA's                                              17,200                7.6            1.07
                                         ------------------   ----------------    ------------
  Total                                             82,893               36.8            0.58
                                         ------------------   ----------------    ------------
Certificates maturing by quarter:
  September 30, 2002                                22,865               10.1            4.31
  December 31, 2002                                 22,963               10.2            4.47
  March 31, 2003                                    18,791                8.3            4.51
  June 30, 2003                                     13,204                5.9            5.64
  September 30, 2003                                20,740                9.2            4.64
  December 31, 2003                                  8,305                3.7            4.38
  March 31, 2004                                     5,271                2.3            4.48
  June 30, 2004                                      3,648                1.6            4.09
  September 30, 2004                                 3,407                1.5            4.56
  December 31, 2004                                  2,792                1.2            4.49
  March 31, 2005                                       917                0.4            4.94
  June 30, 2005                                      1,048                0.5            5.65
  Thereafter                                        18,575                8.2            5.52
                                         ------------------   ----------------    ------------
Total certificate accounts                         142,526               63.2            4.72
                                         ------------------   ----------------    ------------
    Total deposits                                $225,419              100.0%           3.20%
                                         ==================   ================    ============





     BORROWINGS. Laurel Savings may obtain advances from the FHLB of Pittsburgh upon the security of the capital stock of the FHLB which it owns, deposits with the FHLB of Pittsburgh and certain of its home mortgages, provided certain standards related to creditworthiness are met. Such advances are made pursuant to several different credit programs, each of which has its' own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At June 30, 2002, 2001 and 2000, the Bank had $21.6 million, $21.6 million and $33.4 million, respectively, of FHLB advances outstanding.

     The following table presents certain information regarding FHLB advances for the periods indicated:


                                                        Year Ended June 30,
                                         ---------------------------------------------------
                                              2002              2001                2000
                                         -------------     -------------       -------------

                                                      (Dollars in thousands)

FHLB advances:
Average balance outstanding                 $21,623            $31,927           $ 22,736
Maximum amount
 outstanding at any month-
 end during the period                      $21,625            $41,923           $ 33,424
Weighted average interest
 rate during the period                        5.82%              6.18%              5.67%
Amount outstanding at the
 end of the period                          $21,620            $21,626           $ 33,424
Weighted average rate at the
 end of the period                             5.82%              5.82%              6.34%



     Many financial institutions obtain funds from sales of securities to institutional investors under agreements to repurchase ("institutional repurchase agreements"), which are considered borrowings. The Bank has not utilized and has no present intention to utilize institutional repurchase agreements as a source of funds.

SUBSIDIARIES

     The Bank has two wholly owned subsidiaries, Laurel Financial Group, Inc. ("LFG"), and Laurel Financial Services Corporation ("LFSC"). LFG is a Delaware business corporation formed in June 2002 to invest in single-family residential loans and investment securities that the Bank is permitted to hold directly under the Pennsylvania Banking Code of 1965, as amended (the "Banking Code"). At June 30, 2002, LFG had assets of approximately $5.5 million which consisted primarily of single-family residential loans. LFSC is currently inactive. At June 30, 2002, LFSC had no assets or liabilities.

EMPLOYEES

     The Bank had 43 full-time employees and 13 part-time employees as of June 30, 2002. None of the employees are represented by a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

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

THE BANK

     GENERAL. The Bank is incorporated under the Banking Code and is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

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

     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2002, the Bank exceeded each of its capital requirements.

     The following table sets forth certain information concerning the Bank's regulatory capital at June 30, 2002.

                                                                                       Tier 1            Tier 2
                                                                    Tier 1             Risk-             Risk-
                                                                     Core              Based             Based
                                                                    Capital            Capital           Capital
                                                                   ---------          ---------         ---------
                                                                               (Dollars In Thousands)
Equity capital (1)                                                  $ 25,499           $ 25,499          $ 27,372
Plus general valuation allowances (2)                                     --                 --             1,774
Plus allowable unrealized gains                                           --                 --                99
                                                                    --------           --------          --------

        Total regulatory capital                                      25,499             25,499            27,372
Minimum required capital                                              10,749              5,678            11,356
                                                                    --------           --------          --------
        Excess regulatory capital                                   $ 14,750           $ 19,821          $ 16,016
                                                                    ========           ========          ========
Regulatory capital as a percentage (3)                                  9.49%             17.97%            19.29%
Minimum required capital percentage                                     4.00               4.00              8.00
                                                                    --------           --------          --------
        Excess regulatory capital percentage                            5.49%             13.97%            11.29%
                                                                    ========           ========          ========



-------------------------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Department for the quarter ended June 30, 2002

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total assets of $268,734. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighed assets of $141,922.


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

     BAD DEBT RESERVES. Savings institutions such as the Bank, having average adjusted assets of less than $500 million are allowed to utilize the experience method of Code Section 585 to compute its bad debt deduction.

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

     NET OPERATING LOSS CARRYOVERS. For years beginning after August 5, 1997, financial institutions like the Bank may carry back net operating losses ("NOLs") to the preceding two taxable years and forward to the succeeding 20 taxable years. As of June 30, 2002, the Bank had no net operating loss carryover for federal income tax purposes.

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

     The Company's federal income tax returns for its tax years beginning after June 30, 1998 and subsequent periods are open under the statute of limitations and are subject to review by the Internal Revenue Service.

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

ITEM 2. PROPERTIES.

     The following table sets forth certain information as of June 30, 2002 with respect to the offices of the Company and Laurel Savings.

                                                                                        Net Book Value of Property or
                                        Owned or                    Lease               Leasehold Improvements as of
          Location                       Leased                Expiration Date                  June 30, 2002
--------------------------------     --------------        ----------------------     --------------------------------

Allegheny County:

  363 Butler Street
  Etna                                   Owned                                                 $ 91
  1416 Mt. Royal Blvd.
  Glenshaw                               Owned                                                   74
  1801 Jancey Street
  Morningside, Pittsburgh                Leased                2006(1)                           --
  2724 Harts Run Road
  Allison Park                           Owned                                                  460
  744 Little Deer Creek Road
  Russellton                             Owned                                                   75
Butler County:
  125 West Main Street
  Saxonburg                              Owned                                                  146


---------------------

(1) At June 30, 2006, the Bank will have an option to extend this lease for an additional five years.

     The Bank also has ATMs in its branch offices located at 363 Butler Street, 744 Little Deer Creek Road, Russellton, 2724 Harts Run Road, 125 West Main Street and 1801 Jancey Street. The Bank participates in the STAR(TM), Cirrus(TM), Money Station(TM) and Jeanie(TM) shared ATM network systems which provides customers with access to their deposits at thousands of locations throughout Pennsylvania, the United States and many foreign countries.

ITEM 3. LEGAL PROCEEDINGS.

     The Company and the Bank are not involved in any pending legal proceedings other than routine, non-material legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The information required herein is incorporated by reference from pages 1 and 3 of the Company's Annual Report to Stockholders attached hereto as Exhibit 13 (the "2002 Annual Report").

ITEM 6. SELECTED FINANCIAL DATA.

     The information required herein is incorporated by reference from page 30 of the Company's 2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information required herein is incorporated by reference from pages 31 to 42 of the Company's 2002 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required herein is incorporated by reference from pages 31 to 33 of the Company's 2002 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required herein is incorporated by reference from pages 7 to 29 of the Company's 2002 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from "Information With Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders for fiscal 2002 ("Proxy Statement").

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


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

     (1) The following financial statements are incorporated by reference from
Item 8 hereof (see Exhibit 13 hereto):

     Independent Auditors' Report

     Consolidated Statements of Financial Condition at June 30, 2002 and 2001

     Consolidated Statements of Operations for the Years Ended June 30, 2002, 2001 and 2000

     Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2002, 2001 and 2000

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2002, 2001 and 2000

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

     (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.


        No.     Exhibits                                                 Page
       ----     --------                                                 ----

        3.1     Articles of Incorporation                                  *
        3.2     Bylaws                                                     *
        4       Common Stock Certificate                                   *
       10.1     1987 Stock Compensation Program                            *
       10.2     1993 Key Employee Stock Compensation Program              **
       10.3     1993 Directors' Stock Option Plan                         **
       10.4     1996 Stock Option Plan                                   ***
       10.5     2000 Stock Option Plan                                  ****
       10.6     Employment agreement between Laurel Savings Bank and
                Edwin R. Maus                                            ***
       11       Earnings Per Share Computation
       13       2002 Annual Report to Stockholders
       21       See "Business - Subsidiaries"
                  for the required information.
       23       Consent of KPMG LLP
       99.1     Certification of President and CEO pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002
       99.2     Certification of Senior Vice President and CFO
                pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     * Incorporated by reference to the Company's Registration Statement on Form S-4.

     ** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1994.

     *** Incorporated by reference to the Company's Form 10-K for the year ended June 30, 1997.

     **** Incorporated by reference to the Company's proxy statement dated
          October 6, 2000.

     (b)  REPORTS ON FORM 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2002.

     (c)  See (a)(3) above for all exhibits and the Exhibit Index.

     (d) There are no other financial statements and Financial Statement Schedules which were excluded from the 2002 Annual Report to Stockholders which are required to be included herein.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       LAUREL CAPITAL GROUP, INC.



                                       By: /s/ Edwin R. Maus
                                           -----------------------------------
Date: September 30, 2002                   Edwin R. Maus, President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Arthur G. Borland                                Date: September 30, 2002
--------------------------------------------------
Arthur G. Borland, Director


/s/ Richard  J. Cessar                               Date: September 30, 2002
--------------------------------------------------
Richard J. Cessar, Chairman of the Board


/s/ Annette D. Ganassi                               Date: September 30, 2002
--------------------------------------------------
Annette D. Ganassi, Director


/s/ Richard S. Hamilton                              Date: September 30, 2002
--------------------------------------------------
Richard S. Hamilton, Director


/s/ Edwin R. Maus                                    Date: September 30, 2002
--------------------------------------------------
Edwin R. Maus, Director, President
 and Chief Executive Officer


/s/ J. Harold Norris                                 Date: September 30, 2002
--------------------------------------------------
J. Harold Norris, Director


/s/ John A. Howard, Jr.                              Date: September 30, 2002
--------------------------------------------------
John A. Howard, Jr., Senior Vice President,
 Chief Financial Officer and Corporate Secretary/
  Treasurer

I, Edwin R. Maus, certify that:

1. I have reviewed this annual report on Form 10-K of Laurel Capital Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


September 30, 2002


/s/ Edwin R. Maus
-----------------
Edwin R. Maus
President and Chief Executive Officer

I, John A. Howard Jr., certify that:

1. I have reviewed this annual report on Form 10-K of Laurel Capital Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


September 30, 2002


/s/ John A. Howard, Jr.
-----------------------
John A. Howard, Jr.
Senior Vice President and Chief Financial Officer