Form 10-Q
period 2002-09-30
LAUREL CAPITAL GROUP INC
filed 2002-11-15
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2002

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

                Class:  Common stock, par value $.01 per share
                Outstanding at November 1, 2002:  1,876,187 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX



PAGE
----


Part I - Financial Information
------------------------------
Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of          .....      1
                  September 30, 2002 and June 30, 2002

                  Consolidated Statements of Operations for the three           .....      2
                  months ended September 30, 2002 and 2001

                  Consolidated Statement of Stockholders' Equity for the        .....      3
                  three months ended September 30, 2002

                  Consolidated Statements of Cash Flows for the three           .....      4
                  months ended September 30, 2002 and 2001

                  Notes to Unaudited Consolidated Financial Statements          .....   5-10

Item 2.           Management's Discussion and Analysis of Financial             .....  11-17
                  Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures about Market Risk    .....     17

Item 4.           Controls and Procedures                                       .....     17

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

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                                       September 30,         June 30,
                                                                                                2002             2002
---------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)
       ASSETS
Cash                                                                                    $     1,083       $     1,051
Money market investments                                                                        844                --
Interest-earning deposits with other institutions                                            31,415            32,812
Investment securities available for sale                                                     41,923            39,156
Investment securities held to maturity  (market value of $10,062 and $12,127)                 9,904            11,909
Mortgage-backed securities available for sale                                                 9,575             7,998
Mortgage-backed securities held to maturity (market value of $38 and $41)                        37                40
Loans receivable, held for sale                                                               1,319             1,371

Loans receivable                                                                            177,104           180,125
Allowance for loan losses                                                                    (1,791)           (1,803)
---------------------------------------------------------------------------------------------------------------------

       Loans receivable, net                                                                175,313           178,322

Federal Home Loan Bank stock                                                                  1,637             1,637
Real estate owned                                                                               129               131
Accrued interest receivable:
       Loans                                                                                    840               915
       Interest-earning deposits and investments                                                356               537
       Mortgage-backed securities                                                                49                40

Office properties and equipment, net of accumulated depreciation                              1,255             1,184
Prepaid expenses and sundry assets                                                              735               958
---------------------------------------------------------------------------------------------------------------------

                      Total Assets                                                      $   276,414       $   278,061
=====================================================================================================================


       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

       Savings deposits                                                                 $   224,092       $   225,419
       Federal Home Loan Bank advances                                                       21,619            21,620
       Advance deposits by borrowers for taxes and insurance                                    545             2,506
       Accrued interest payable                                                               1,551               522
       Accrued income taxes                                                                     397               289
       Other accrued expenses and sundry liabilities                                          1,097             1,152
---------------------------------------------------------------------------------------------------------------------

                      Total Liabilities                                                     249,301           251,508
---------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

       Common stock,  $.01 par value; 5,000,000 shares
          authorized; 2,359,812 and 2,356,401 shares
          issued, respectively                                                                   24                24
       Additional paid-in capital                                                             5,415             5,389
       Treasury stock, at cost (475,975 and 473,675 shares)                                  (7,245)           (7,157)
       Retained earnings                                                                     28,448            28,103
       Accumulated other comprehensive income, net of tax                                       909               632
       Stock held in deferred compensation trust                                               (438)             (438)
---------------------------------------------------------------------------------------------------------------------

                      Total Stockholders' Equity                                             27,113            26,553
---------------------------------------------------------------------------------------------------------------------

                      Total Liabilities and Stockholders' Equity                        $   276,414       $   278,061
=====================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                     Consolidated Statements of Operations
                                   (Unaudited)

             For the Three Months Ended September 30, 2002 and 2001
                      (In thousands, except per share data)

                                                                              Three months ended
                                                                                 September 30,
                                                                        ----------------------------
                                                                          2002                  2001
                                                                        ------                ------
      Interest income:
             Loans                                                      $3,129                $3,390
             Mortgage-backed securities                                    134                   150
             Investments                                                   581                   726
             Interest-earning deposits                                     118                    93
                                                                        ------                ------

                    Total interest income                                3,962                 4,359

      Interest expense:
             Savings deposits                                            1,780                 2,108
             Borrowings                                                    321                   321
                                                                        ------                ------

                    Total interest expense                               2,101                 2,429
                                                                        ------                ------

      Net interest income before provision
             for loan losses                                             1,861                 1,930
      Provision for loan losses                                              3                     5
                                                                        ------                ------

      Net interest income after provision
             for loan losses                                             1,858                 1,925
                                                                        ------                ------

      Other income:
             Service charges                                               187                   211
             Net gain on sale of securities available for sale               4                    --
             Gain on the sale of loans held for sale                         5                    11
             Other operating income                                         15                    18
                                                                        ------                ------

                    Total other income                                     211                   240
                                                                        ------                ------

      Operating expenses:
             Compensation, payroll taxes and
                    fringe benefits                                        541                   511
             Premises and occupancy costs                                  148                   131
             Federal insurance premiums                                      9                     9
             Net loss on real estate owned                                   4                     7
             Data processing expense                                        74                    59
             Professional fees                                              49                    24
             Other operating expenses                                      220                   251
                                                                        ------                ------

                    Total operating expenses                             1,045                   992
                                                                        ------                ------

      Income before income taxes                                         1,024                 1,173
                                                                        ------                ------


      Provision for income taxes:
             Federal                                                       264                   304
             State                                                          58                    65
                                                                        ------                ------

                    Total income taxes                                     322                   369
                                                                        ------                ------


                    Net income                                            $702                  $804
                                                                        ======                ======

      Earnings per share
                    Basic                                                $0.37                 $0.41
                                                                        ======                ======

                    Diluted                                              $0.35                 $0.39
                                                                        ======                ======

      Dividends per share                                                $0.19                 $0.18
                                                                        ======                ======

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                  For the Three Months Ended September 30, 2002
                                 (In thousands)


                                                                                 Accumulated
                                                                                       Other      Stock Held in
                                        Additional                             Comprehensive           Deferred           Total
                               Common      Paid-in      Treasury     Retained        Income,       Compensation   Stockholders'
                                Stock      Capital         Stock     Earnings     Net of Tax              Trust          Equity
                             ---------  -----------  ------------ ------------ --------------    ---------------  --------------
Balance, June 30, 2002            $24       $5,389       ($7,157)     $28,103           $632              ($438)        $26,553

Comprehensive income:
       Net income                   -            -             -          702              -                  -             702
       Other comprehensive
         income, net of
         tax $143                   -            -             -            -            277                  -             277
                             ---------  -----------  ------------ ------------ --------------    ---------------  --------------

Total comprehensive income          -            -             -          702            277                  -             979

Stock options exercised
     (3,411 shares)                 -           26             -            -              -                  -              26

Dividends on common stock
     at $0.19 per share             -            -             -         (357)             -                  -            (357)

Treasury stock purchased            -            -           (88)           -              -                  -             (88)
                             ---------  -----------  ------------ ------------ --------------    ---------------  --------------

Balance, September 30, 2002       $24       $5,415       ($7,245)     $28,448           $909              ($438)        $27,113
                             =========  ===========  ============ ============ ==============    ===============  ==============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

             For the Three Months Ended September 30, 2002 and 2001
                                 (In thousands)


                                                                                                   2002          2001
---------------------------------------------------------------------------------------------------------------------

Net income:                                                                                         702           804
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                                         48            47
                Provision for loan losses                                                             3             5
                Net gain on sale of investment securities available for sale                         (4)           --
                Gain on the sale of loans held for sale                                              (5)          (11)
                Net amortization (accretion) of deferred loan fees/costs                             50           (25)
                Origination of loans held for sale                                                 (256)         (340)
                Proceeds from sale of loans held for sale                                           313           539
                Decrease in accrued interest receivable                                             247           235
                Increase in accrued interest payable                                              1,029         1,186
                Other - net                                                                          96           355
---------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                           2,223         2,795
---------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                                         (3,000)           --
      Purchase of investment securities available for sale                                       (2,752)         (889)
      Purchase of mortgage-backed securities available for sale                                  (3,487)           --
      Proceeds from sale of mortgage-backed securities available for sale                           963            --
      Principal repayments and maturities of investment securities available for sale               303           750
      Principal repayments and maturities of investment securities held to maturity               5,000         6,445
      Principal repayments and maturities of mortgage-backed securities available for sale        1,097           712
      Principal repayments and maturities of mortgage-backed securities held to maturity              3            96
      Decrease in loans receivable                                                                2,956         2,364
      Additions to office properties and equipment                                                 (119)           (2)
---------------------------------------------------------------------------------------------------------------------

                              Net cash provided by investing activities                             964         9,476
---------------------------------------------------------------------------------------------------------------------

Financing activities:
      Net decrease in demand and club accounts                                                     (569)         (398)
      Net decrease in time deposit accounts                                                        (758)         (203)
      Net decrease in FHLB advances                                                                  (1)           (1)
      Decrease in advance deposits by borrowers for taxes and insurance                          (1,961)       (1,983)
      Stock options exercised                                                                        26            22
      Acquisition of treasury stock                                                                 (88)         (274)
      Dividends paid                                                                               (357)         (352)
---------------------------------------------------------------------------------------------------------------------

                              Net cash used by financing activities                              (3,708)       (3,189)
---------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                            (521)        9,082
Cash and cash equivalents at beginning of period                                                 33,863         9,714
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                       33,342        18,796
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
                Interest on savings deposits                                                        751           922
                Interest on FHLB advances                                                           321           321
                Income taxes                                                                        132           197

      Cash paid during the period for interest includes interest credited on deposits of $478 and $627 for the three months ended September 30, 2002 and 2001, respectively

      Investment securities held to maturity totaling $2,032 were purchased during the period ended September 30, 2001 but did not
      settle until subsequent to the period end. There were no such purchases during the period ended September 30, 2002.
=====================================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              Notes to Unaudited Consolidated Financial Statements

                      September 30, 2002 and June 30, 2002


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

BASIS OF PRESENTATION
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2002 Annual Report to Stockholders for the year ended June 30, 2002. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE
------------------

The following table sets forth the computation of basic and diluted earnings per share:

                                                      Three Months Ended
                                                         September 30,
                                                     2002            2001
                                                -------------     -----------
Basic earnings per share:
   Net income                                            $702            $804
   Weighted average shares outstanding              1,882,328       1,955,821
   Earnings per share                                   $0.37           $0.41

Diluted earnings per share:
   Net income                                            $702            $804
   Weighted average shares outstanding              1,882,328       1,955,821
   Dilutive effect of employee
      stock options                                   108,671          88,188
                                                      -------          ------

   Diluted weighted shares outstanding              1,990,999       2,044,009
   Earnings per share                                   $0.35           $0.39

Options to purchase 108,671 shares of common stock were outstanding during the three months ended September 30, 2002 and were included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares.

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

COMPREHENSIVE INCOME
--------------------

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended September 30, 2002 and 2001, the Company's total comprehensive income was $979 and $1,121, respectively. Total comprehensive income is comprised of net income of $702 and $804, respectively, and other comprehensive income of $277 and $317, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

LOANS RECEIVABLE
----------------

Loans receivable are stated at unpaid principal balances net of the allowance for loan losses, net deferred loan fees and discounts. The Company accounts for impaired loans in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS 114. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. The Bank considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to SFAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $5,000 will be considered an insignificant shortfall. The Bank does not apply SFAS 114 using major risk characteristics for groups of loans, but on a loan by loan basis. All loans are charged off when management determines that principal and interest are not collectible.

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

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES
    -----------------------------------------

    Investment and mortgage-backed securities available for sale are comprised of the following:

                                                        Amortized         Gross Unrealized          Fair
                                                             Cost        Gains      Losses         Value
                                                        ------------------------------------------------
     AT SEPTEMBER 30, 2002:
       Municipal obligations                              $18,247      $   984      $    --      $19,231
       Government Agency Notes                              1,999           17           --        2,016
       FHLMC preferred stock                                  750           38           --          788
       FNMA common stock                                      966           49          122          893
       FHLMC  common stock                                    786           88           35          839
       SLMA Student Loan Trust                                155           12           --          167
       Shay Financial Services ARM Fund                    17,989           --           --       17,989
                                                        ------------------------------------------------

                                                           40,892        1,188          157       41,923

       Mortgage-backed securities available for sale        9,229          351            5        9,575
                                                        ------------------------------------------------

                    Total                                  50,121        1,539          162       51,498
                                                        ================================================



        At September 30, 2002, the contractual maturities of the debt securities    Amortized          Fair
        available for sale are:                                                          Cost         Value
                                                                                  -------------------------
               Due in one through five years                                            2,154         2,183
               Due after five years through ten years                                     187           191
               Due after ten years                                                     18,060        19,040
                                                                                  -------------------------
                            Total                                                      20,401        21,414
                                                                                  =========================


               Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock and the Shay Financial Services ARM Fund have no stated maturity.

        Note: Proceeds from the sale of mortgage-backed securities available for sale during the three months ended September 30, 2002 and 2001 were $963,000 and $--, respectively. Gross realized gains on those sales were $4 and $--, respectively.

               There were no sales of investment securities available for sale during the three months ended September 30, 2002 and 2001.




        Investment and mortgage-backed securities held to maturity are comprised of the following:

                                                      Amortized                  Gross Unrealized                     Fair
                                                           Cost              Gains             Losses                Value
                                                     ---------------------------------------------------------------------
        AT SEPTEMBER 30, 2002
               Corporate and Agency bonds                $9,904               $159                 $1              $10,062
               Mortgage-backed securities                    37                  1                 --                   38
                                                     ---------------------------------------------------------------------

                            Total                        $9,941               $160                 $1              $10,100
                                                     =====================================================================

        At September 30, 2002, the contractual maturities of the debt securities      Amortized                 Fair
        held to maturity are:                                                              Cost                Value
                                                                                      ------------------------------
               Due in less than one year                                                 $4,406               $4,407
               Due after one year through five years                                      2,499                2,522
               Due after ten years                                                        2,999                3,133
                                                                                      ------------------------------

                            Total                                                        $9,904              $10,062
                                                                                      ==============================

               Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4) LOANS RECEIVABLE
    ----------------

              Loans receivable are comprised of the following:


                                                                                    September 30,                  June 30,
                                                                                             2002                      2002
        -------------------------------------------------------------------------------------------------------------------
              First mortgage loans:
                    1 to 4 family dwellings                                              $126,063                  $131,336
                    Multi-family dwellings                                                  3,214                     3,202
                    Commercial                                                              5,680                     4,496
                    Guaranteed or insured                                                      22                        23
                    Construction and development loans                                     10,869                     9,687
        -------------------------------------------------------------------------------------------------------------------
                                                                                          145,848                   148,744

              Commercial loans                                                              2,030                     1,560
              Consumer loans:
                    Loans secured by savings accounts                                         206                       227
                    Installment loans                                                      34,694                    34,234
        -------------------------------------------------------------------------------------------------------------------

                                                                                           36,930                    36,021
        -------------------------------------------------------------------------------------------------------------------

              Loans receivable, net of unearned discounts                                 182,778                   184,765
              Less: Allowance for loan losses                                              (1,791)                   (1,803)
                        Loans in process                                                   (5,779)                   (4,719)
                        Net deferred loan origination costs (fees collected)                  105                        79
        -------------------------------------------------------------------------------------------------------------------

              Loans receivable, net                                                      $175,313                  $178,322
        ===================================================================================================================


         Changes in the allowance for loan losses for the three months ended
         September 30, 2002 and 2001 are as follows:

                                                                                           Fiscal                    Fiscal
                                                                                             2003                      2002
        -------------------------------------------------------------------------------------------------------------------
         Balance at beginning of the fiscal year                                           $1,803                    $1,759
         Provision for losses                                                                   3                         5
         Charge-offs                                                                          (16)                       (4)
         Recoveries                                                                             1                         1
        -------------------------------------------------------------------------------------------------------------------

         Balance at September 30, 2002 and 2001                                            $1,791                    $1,761
        ===================================================================================================================

     At September 30, 2002, there were no loans that are considered to be impaired under SFAS 114.

                                                                                          September 30,
                                                                                     2002             2001
                                                                                   --------------------------
         Non-accrual loans                                                           $275             $507
         Non-accrual loans as a percent of total loans, net                          0.16 %           0.29 %

------------------------------

         All loans 90 days or more past due are reported as non-accrual.

(5) ACQUISITION
    -----------

On September 12, 2002, the Company announced it had entered into a definitive agreement to acquire SFSB Holding Company and Stanton Federal Savings Bank. As of June 30, 2002, SFSB Holding Company had total assets of $53.5 million, deposits of $42.7 million and stockholders' equity of $7.1 million. Pending approval by SFSB Holding Company's stockholders and applicable regulatory authorities, the transaction is expected to be completed in the first quarter of calendar year 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BALANCE SHEET DATA                                                 At September 30,
                                                             2002                    2001
                                                             ----                    ----
                                                          (In thousands except per share data)
                                                          ----------------------------------
                                                                       Unaudited)
Total assets                                                 $276,414               $259,563
Interest-earning deposits with other institutions              31,415                 17,935
Investment securities available for sale                       41,923                 40,234
Investment securities held to maturity                          9,904                  9,526
Mortgage-backed securities available for sale                   9,575                  9,409
Mortgage-backed securities held to maturity                        37                     54
Loans receivable held for sale                                  1,319                  1,513
Loans receivable, net                                         175,313                174,564
Savings deposits                                              224,092                205,035
FHLB advances                                                  21,619                 21,625
Retained earnings                                              28,448                 26,879
Stockholders' equity                                           27,113                 26,648
Stockholders' equity per share                                 $14.39                 $13.70



STATISTICAL PROFILE                                                  Three months ended
                                                                        September 30,
                                                              --------------------------------
                                                                 2002                   2001
                                                                 ----                   ----


Average yield earned on all interest-earning assets              5.84 %                 6.95 %
Average rate paid on all interest-bearing liabilities            3.57                   4.48
Average interest rate spread                                     2.27                   2.47
Net yield on average interest-earning assets                     2.73                   3.08
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                     115.83                 116.65
Return on average assets (1)                                     1.01                   1.25
Return on average equity (1)                                    10.49                  12.14
Average equity to average assets                                 9.63                  10.27

--------------------------------------
(1) Amounts are annualized

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended September 30, 2002 was $702,000 compared to $804,000 for the same period in the prior year. The decrease of $102,000 or 12.69% was primarily the result of a $69,000 decrease in net interest income, a $29,000 decrease in total other income and a $53,000 increase in total operating expense partially offset by a $47,000 decrease in income taxes. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $69,000 or 3.58% during the three months ended September 30, 2002 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.47% for the quarter ended September 30, 2001 to 2.27% for the quarter ended September 30, 2002. This decrease was partially offset by an increase in the average balance of net earning assets of $1.5 million or 4.08%.
Interest income on loans receivable and loans held for sale decreased by $261,000 or 7.70% during the three months ended September 30, 2002 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.68% to 7.07% for the three months ended September 30, 2001 and 2002, respectively. The average outstanding balance of loans receivable increased $571,000 or 0.32% compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was due to a $452,000 or 0.32% increase in the average outstanding balance of mortgage loans and a $119,000 or 0.33% increase in the average outstanding balance of consumer and other loans. The increase in the average outstanding balance of loans receivable was primarily the result of increased loan originations in excess of loan repayments. The decrease in the average yield was primarily due to generally lower market interest rates.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $16,000 or 10.67% during the quarter ended September 30, 2002 as compared to the September 30, 2001 quarter. This decrease was primarily due to a decrease in the average yield on mortgage-backed securities from 6.25% for the quarter ended September 30, 2001 to 5.68% for the quarter ended September 30, 2002. Additionally, the average outstanding balance of mortgage-backed securities during the quarter ended September 30, 2002 as compared to the September 30, 2001 quarter decreased $172,000 or 1.79%. This decrease was primarily due to a decline in market interest rates which resulted in increased repayments. At September 30, 2002, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $346,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 5.48% at September 30, 2002. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities were not sold. The mortgage-backed securities held to maturity portfolio consists of one adjustable-rate collateralized mortgage obligation (CMO) with a yield of 2.69% at September 30, 2002. At September 30, 2002, the Bank's portfolio of mortgage-backed securities held to maturity had an amortized cost and fair market value of $37,000 and $38,000, respectively. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities re-price. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investment securities held to maturity and investment securities available for sale decreased during the three months ended September 30, 2002 by $145,000 or 19.97% from the comparable period in 2001, primarily due to a decrease in the average yield on investment securities from 5.48% for the quarter ended September 30, 2001 to 4.27% for the quarter ended September 30, 2002, reflecting the lower interest rate environment in the 2002 period. This decrease was partially offset by a $1.4 million or 10.59% increase in the average outstanding balance for the quarter ended September 30, 2002 as compared to the same period in the prior fiscal year. The increase in the average outstanding balance was primarily due to purchases of relatively short-term government agency notes. At September 30, 2002, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $1.0 million and $158,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended September 30, 2002 by $25,000 or 26.88% from the comparable period in 2001. This increase was primarily due to an increase of $19.0 million or 170.58% in the average outstanding balance of interest-earning deposits for the quarter ended September 30, 2002 as compared to the September 30, 2001 quarter. This increase was, to a large extent, offset by a decrease in the average yield on interest-earning deposits from 3.31% for the quarter ended September 30, 2001 to 1.54% for the quarter ended September 30, 2002. The increase in the average balance was primarily a result of increases in deposit balances and the temporary investment of funds from the repayment of loans and investment and mortgage-backed securities.

Interest expense on interest-bearing deposits decreased by $328,000 or 15.56% for the quarter ended September 30, 2002, compared to the same period in 2001. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.33% for the three months ended September 30, 2001 to 3.33% for the three months ended September 30, 2002, reflecting the lower interest rate environment in the 2002 period. This decrease was partially offset by a $19.4 million or 10.02% increase in the average outstanding balance of such deposits during the three months ended September 30, 2002 as compared to the same period of the prior year.

Interest expense on borrowings for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 remained the same. This consistency was the result of an insignificant change in the average outstanding balance of FHLB advances coupled with the steady average rate paid on borrowings of 5.89%.

PROVISION FOR LOAN LOSSES. The Bank provided $3,000 to its allowance for loan losses for the quarter ended September 30, 2002 and $5,000 to its allowance for loan losses for the quarter ended September 30, 2001. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At both September 30, 2002 and 2001, the Bank's allowance for loan losses amounted to $1.8 million or 1.01% and 1.00%, respectively, of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended September 30, 2002. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2002. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income decreased by $29,000 or 12.08% to $211,000 for the quarter ended September 30, 2002 as compared to the same period in 2001. This was the result of a decrease in service charge income of $24,000, as well as a $6,000 decrease in the gain on the sale of loans held for sale and a $3,000 decrease in other operating income partially offset by a $4,000 increase in the gain on the sale of investments and mortgage-backed securities available for sale.

OPERATING EXPENSES. Total operating expenses increased by $53,000 or 5.34% during the quarter ended September 30, 2002 as compared to the same quarter in 2001. This increase was primarily due to a $30,000 increase in compensation and benefits expense and a $25,000 increase in professional fees. The 5.87% increase in compensation and benefits expense was primarily due to normal salary increases. The 104.16% increase in professional fees was due to increased legal fees during the period. Additionally, premises and occupancy expense increased $17,000 and data processing expense increased $15,000. These increases were partially offset by a $31,000 decrease in other operating expenses and a $3,000 decrease in net loss on real estate owned.

INCOME TAX EXPENSE. Income tax expense decreased by $47,000 for the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 primarily as a result of lower pre-tax income. Additionally, the effective tax rate decreased slightly from 31.47% for the 2001 quarter to 31.45% for the 2002 quarter.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets decreased by $1.6 million or 0.59% from June 30, 2002 to September 30, 2002. The largest decrease was a $3.0 million decrease in loans receivable, net. Additionally, there was a $2.0 million decrease in investment securities held to maturity and a $1.4 million decrease in interest-earning deposits with other institutions. These decreases were partially offset by a $2.8 million increase in investment securities available for sale and a $1.6 million increase in mortgage-backed securities available for sale. The largest components of change in liabilities were a $2.0 million decrease in advance deposits by borrowers for taxes and insurance and a $1.3 million decrease in savings deposits. These decreases were partially offset by an increase in accrued interest payable on savings deposits.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2002, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 9.31% and 19.35%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 2002.

                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                        -------     ---------    ---------
                                           (Dollar amounts in thousands)
Equity capital (1)                      $25,865       $25,865      $25,865
Plus general valuation allowances (2)         -             -        1,787
Plus allowable unrealized gains               -             -            8
                                        -------       -------       ------
   Total regulatory capital              25,865        25,865       27,660
Minimum required capital                 11,118         5,717       11,434
                                        -------       -------       ------
   Excess regulatory capital            $14,747       $20,148      $16,226
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $13,897       $ 8,576      $14,293
                                        =======       =======      =======

Regulatory capital as a percentage (3)     9.31%        18.10%       19.36%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    5.31%        14.10%       11.36%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====

---------------------------------------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended September 30, 2002.
(2)  Limited to 1.25% of risk adjusted assets.
(3) Tier I capital is calculated as a percentage of adjusted total assets of $277,945. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $142,946.

ACQUISITION

On September 12, 2002 the Company announced it had entered into a definitive agreement to acquire SFSB Holding Company and Stanton Federal Savings Bank. The transaction is expected to be completed in the first quarter of calendar year 2003. See Note 5 to Consolidated Financial Statements.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan loss, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan loss is contained in the discussion on "Provision for Loan Losses" on pages 13 and 14 herein.

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

SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The adoption of SFAS No. 144 did not have a material effect on the financial position, results of operations or liquidity of the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Stockholders. There has been no material change in the Company's asset and liability position or market value of portfolio equity since June 30, 2002.

CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this Form 10-Q. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------
                  None

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          A. The Annual Meeting of Stockholders was held on October 24, 2002 and the following items were submitted to the stockholders of the Company for approval:

               1. To elect one director for a term of one year and two directors for a term of three years or until their successors have been elected and qualified


                          Nominee for a one-year term:
                          Edwin R. Maus
                          For:                                   1,614,182
                          Withheld:                                 85,516

                          Nominees for a three-year term:

                          Richard S. Hamilton
                          For:                                   1,649,570
                          Withheld:                                 50,128

                          J. Harold Norris
                          For:                                   1,652,748
                          Withheld:                                 46,950

               2. To ratify the appointment of KPMG LLP, as the Company's independent auditors for the fiscal year ending June 30, 2003.

                          For:                                   1,628,567
                          Against:                                  68,591
                          Abstain:                                   2,540

Item 5.  Other Information
         -----------------
               None

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
               Exhibits
               --------

               99.1 Certification of President and CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of Senior Vice President and CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

               Reports on Form 8-K
               -------------------

               On September 27, 2002, Laurel Capital Group, Inc. ("Laurel") filed a Form 8-K to report under "Item 5. Other Events" that Laurel and SFSB Holding Company ("SFSB") entered into an Agreement and Plan of Reorganization which sets forth the terms and conditions under which SFSB will be acquired by Laurel. No financial statements were required to be filed with the Form 8-K.

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



/s/ Edwin R. Maus
-----------------------------------------
Edwin R. Maus
President and Chief Executive Officer



/s/ John A. Howard, Jr.
-----------------------------------------
John A. Howard, Jr.
Senior Vice President and
Chief Financial Officer


Date: November 14, 2002

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
          EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002



I, Edwin R. Maus, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Laurel Capital Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002



/s/ Edwin R. Maus
-----------------
Edwin R. Maus
President and Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
          EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002



I, John A. Howard Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Laurel Capital Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002



/s/ John A. Howard, Jr.
----------------------
John A. Howard Jr.
Senior Vice President and Chief Financial Officer