Form 10-Q
period 2002-12-31
LAUREL CAPITAL GROUP INC
filed 2003-02-14
CIK 892158

                       Securities and Exchange Commission
                           WASHINGTON, D. C.  20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES        NO   X
                                                 -----     -----

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

                  Class:  Common stock, par value $.01 per share
                  Outstanding at February 3, 2003:  1,882,664 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX



PAGE
Part I - Financial Information

Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition as of            .....      1
            December 31, 2002 and June 30, 2002

            Consolidated Statements of Operations for the three
            and six months ended December 31, 2002 and 2001                 .....      2

            Consolidated Statement of Stockholders' Equity for the
            six months ended December 31, 2002                              .....      3

            Consolidated Statements of Cash Flows for the six               .....      4
            months ended December 31, 2002 and 2001

            Notes to Unaudited Consolidated Financial Statements            .....   5-10

Item 2.     Management's Discussion and Analysis of Financial               .....  11-20
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk      .....     21

Item 4.     Controls and Procedures                                         .....  20-21

Part II - Other Information

            Item 1.     Legal Proceedings                                   .....     21

            Item 2.     Changes in Securities and Use of Proceeds           .....     21

            Item 3.     Defaults Upon Senior Securities                     .....     21

            Item 4.     Submission of Matters to a Vote of
                        Security Holders                                    .....     21

            Item 5.     Other Information                                   .....     22

            Item 6.     Exhibits and Reports on Form 8-K                    .....     22

Signatures                                                                  .....     23

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                           December 31,            June 30,
                                                                                   2002                2002
------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
      ASSETS

Cash                                                                             $3,075              $1,051
Money market investments                                                          2,142                   -
Interest-earning deposits with other institutions                                25,096              32,812
Investment securities available for sale                                         44,045              39,156
Investment securities held to maturity  (market value of $11,414 and $12,127)    11,236              11,909
Mortgage-backed securities available for sale                                     9,893               7,998
Mortgage-backed securities held to maturity (market value of $35 and $41)            34                  40
Loans receivable, held for sale                                                   1,336               1,371

Loans receivable                                                                170,477             180,125
Allowance for loan losses                                                        (1,794)             (1,803)
------------------------------------------------------------------------------------------------------------

      Loans receivable, net                                                     168,683             178,322

Federal Home Loan Bank stock                                                      1,655               1,637
Real estate owned                                                                   155                 131
Accrued interest receivable:
      Loans                                                                         748                 915
      Interest-earning deposits and investments                                     517                 537
      Mortgage-backed securities                                                     45                  40

Office properties and equipment, net of accumulated depreciation                  1,468               1,184
Prepaid expenses and sundry assets                                                1,018                 958
------------------------------------------------------------------------------------------------------------

               Total Assets                                                    $271,146            $278,061
------------------------------------------------------------------------------------------------------------


      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

      Savings deposits                                                         $218,761            $225,419
      Federal Home Loan Bank advances                                            21,618              21,620
      Advance deposits by borrowers for taxes and insurance                       1,604               2,506
      Accrued interest payable                                                      638                 522
      Accrued income taxes                                                          134                 289
      Other accrued expenses and sundry liabilities                               1,127               1,152
------------------------------------------------------------------------------------------------------------

               Total Liabilities                                                243,882             251,508
------------------------------------------------------------------------------------------------------------

Stockholders' Equity

      Common stock,  $.01 par value;  5,000,000
         shares authorized;  2,361,067 and 2,356,401 shares
         issued, respectively                                                        24                  24
      Additional paid-in capital                                                  5,425               5,389
      Treasury stock, at cost (483,975 and 473,675 shares)                       (7,405)             (7,157)
      Retained earnings                                                          28,801              28,103
      Accumulated other comprehensive income, net of tax                            857                 632
      Stock held in deferred compensation trust                                    (438)               (438)
------------------------------------------------------------------------------------------------------------

               Total Stockholders' Equity                                        27,264              26,553
------------------------------------------------------------------------------------------------------------

               Total Liabilities and Stockholders' Equity                      $271,146            $278,061
------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

          For the Three and Six Months Ended December 31, 2002 and 2001
                      (In thousands, except per share data)


                                                                Three months ended             Six months ended
                                                                   December 31,                  December 31,
                                                            -------------------------     -------------------------
                                                               2002           2001           2002           2001
                                                            ----------     ----------     ----------     ----------
     Interest income:
         Loans                                                 $3,011         $3,235         $6,140         $6,625
         Mortgage-backed securities                               123            131            257            281
         Investments                                              566            650          1,147          1,376
         Interest-earning deposits                                 87             80            205            173
                                                            ----------     ----------     ----------     ----------

              Total interest income                             3,787          4,096          7,749          8,455

     Interest expense:
         Savings deposits                                       1,634          1,949          3,414          4,057
         Borrowings                                               322            322            643            643
                                                            ----------     ----------     ----------     ----------

              Total interest expense                            1,956          2,271          4,057          4,700
                                                            ----------     ----------     ----------     ----------

     Net interest income before provision
         for loan losses                                        1,831          1,825          3,692          3,755
     Provision for loan losses                                      3              4              6              9
                                                            ----------     ----------     ----------     ----------

     Net interest income after provision
         for loan losses                                        1,828          1,821          3,686          3,746
                                                            ----------     ----------     ----------     ----------

     Other income:
         Service charges                                          217            223            404            434
         Net gain on sale of securities available for sale          0             55              4             55
         Gain on the sale of loans held for sale                    2              3              7             14
         Other operating income                                    20             17             35             35
                                                            ----------     ----------     ----------     ----------

              Total other income                                  239            298            450            538
                                                            ----------     ----------     ----------     ----------

     Operating expenses:
         Compensation, payroll taxes and
              fringe benefits                                     514            500          1,055          1,011
         Premises and occupancy costs                             134            150            282            281
         Federal insurance premiums                                 9             10             18             19
         Net loss on real estate owned                              7              2             11              9
         Data processing expense                                   65             58            139            117
         Professional fees                                         33             44             82             68
         Other operating expenses                                 267            246            487            497
                                                            ----------     ----------     ----------     ----------

              Total operating expenses                          1,029          1,010          2,074          2,002
                                                            ----------     ----------     ----------     ----------

     Income before income taxes                                 1,038          1,109          2,062          2,282
                                                            ----------     ----------     ----------     ----------


     Provision for income taxes:
         Federal                                                  268            284            532            588
         State                                                     60             66            118            131
                                                            ----------     ----------     ----------     ----------

              Total income taxes                                  328            350            650            719
                                                            ----------     ----------     ----------     ----------


              Net income                                         $710           $759         $1,412         $1,563
                                                            ==========     ==========     ==========     ==========

     Earnings per share
              Basic                                             $0.38          $0.39          $0.75          $0.80
                                                            ==========     ==========     ==========     ==========

              Diluted                                           $0.36          $0.37          $0.71          $0.77
                                                            ==========     ==========     ==========     ==========

     Dividends per share                                        $0.19          $0.18          $0.38          $0.36
                                                            ==========     ==========     ==========     ==========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                   For the Six Months Ended December 31, 2002
                                 (In thousands)


                                                                                     Accumulated
                                                                                           Other    Stock Held in
                                             Additional                             Comprehensive        Deferred          Total
                                  Common      Paid-in      Treasury     Retained         Income,     Compensation    Stockholders'
                                   Stock      Capital         Stock     Earnings      Net of Tax            Trust         Equity
                               ----------    ---------    ----------   ----------   -------------   --------------   ------------
Balance, June 30, 2002               $24       $5,389       ($7,157)     $28,103            $632            ($438)       $26,553

Comprehensive income:
       Net income                      -            -             -        1,412               -                -          1,412
       Other comprehensive
            income, net of
            tax $116                   -            -             -            -             225                -            225
                               ----------    ---------    ----------   ----------   -------------   --------------   ------------

Total comprehensive income             -            -             -        1,412             225                -          1,637

Stock options exercised
     (4,666 shares)                    -           36             -            -               -                -             36

Dividends on common stock
     at $0.38 per share                -            -             -         (714)              -                -           (714)

Treasury stock purchased               -            -          (248)           -               -                -           (248)

                               ----------    ---------    ----------   ----------   -------------   --------------   ------------
Balance, December 31, 2002           $24       $5,425       ($7,405)     $28,801            $857            ($438)       $27,264
                               ==========    =========    ==========   ==========   =============   ==============   ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

               For the Six Months Ended December 31, 2002 and 2001
                                 (In thousands)


                                                                                                             2002         2001
-------------------------------------------------------------------------------------------------------------------------------
Net income:                                                                                              $  1,412      $ 1,563
      Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation                                                                                      97           95
             Provision for loan losses                                                                          6            9
             Net gain on sale of investment securities available for sale                                      (4)         (55)
             Gain on the sale of loans held for sale                                                           (7)         (14)
             Net amortization (accretion) of deferred loan costs/fees                                          77           (2)
             Origination of loans held for sale                                                              (386)        (478)
             Proceeds from sale of loans held for sale                                                        428          721
             Decrease in accrued interest receivable                                                          182          254
             Increase in accrued interest payable                                                             116           58
             Decrease in taxes payable                                                                       (155)         (90)
             Other - net                                                                                     (307)         (67)
-------------------------------------------------------------------------------------------------------------------------------

                         Net cash provided by operating activities                                          1,459        1,994
-------------------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                                                  (10,650)      (2,032)
      Purchase of investment securities available for sale                                                 (4,877)      (1,629)
      Purchase of mortgage-backed securities available for sale                                            (5,487)           -
      Proceeds from sale of investment securities available for sale                                            -          358
      Proceeds from sale of mortgage-backed securities available for sale                                     963            -
      Principal repayments and maturities of investment securities available for sale                         386        1,500
      Principal repayments and maturities of investment securities held to maturity                        11,400        6,445
      Principal repayments and maturities of mortgage-backed securities available for sale                  2,607        1,689
      Principal repayments and maturities of mortgage-backed securities held to maturity                        6          101
      Decrease in loans receivable                                                                          9,530        5,097
      Increase in FHLB Stock                                                                                  (18)           -
      Additions to office properties and equipment                                                           (381)         (15)
-------------------------------------------------------------------------------------------------------------------------------

                         Net cash provided by investing activities                                          3,479       11,514
-------------------------------------------------------------------------------------------------------------------------------

Financing activities:
      Net decrease in demand and club accounts                                                               (558)         (44)
      Net decrease in time deposit accounts                                                                (6,100)      (2,139)
      Net decrease in FHLB advances                                                                            (2)          (3)
      Decrease in advance deposits by borrowers for taxes and insurance                                      (902)      (1,013)
      Stock options exercised                                                                                  36           26
      Acquisition of treasury stock                                                                          (248)        (360)
      Dividends paid                                                                                         (714)        (703)
-------------------------------------------------------------------------------------------------------------------------------

                         Net cash used by financing activities                                             (8,488)      (4,236)
-------------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                                    (3,550)       9,272
Cash and cash equivalents at beginning of period                                                           33,863        9,714
-------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                               $  30,313     $ 18,986
-------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-------------------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
             Interest on savings deposits                                                                $  3,299      $ 3,999
             Interest on FHLB advances                                                                        639          639
             Income taxes                                                                                     800          959

      Cash paid during the period for interest includes interest credited on deposits of $2,741 and $3,441 for the six months ended December 31, 2002 and 2001, respectively.



-------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                         LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            DECEMBER 31, 2002 AND JUNE 30, 2002


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2002. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2002 Annual Report to Stockholders for the year ended June 30, 2002. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                         Three Months Ended      Six Months Ended
                                            December 31,           December 31,
                                          2002       2001        2002       2001
                                        ---------------------  ----------------------
Basic earnings per share:
   Net income                                $710       $759      $1,412      $1,563
   Weighted average shares outstanding  1,878,552  1,943,997   1,879,955   1,950,643
   Earnings per share                       $0.38      $0.39       $0.75       $0.80

Diluted earnings per share:
   Net income                                $710       $759      $1,412      $1,563
   Weighted average shares outstanding  1,878,552  1,943,997   1,879,955   1,950,643
   Dilutive effect of employee
      stock options                       102,700     92,934     105,714      90,596
                                          -------     ------     -------      ------

   Diluted weighted shares outstanding  1,981,252  2,036,931   1,985,669   2,041,239
   Earnings per share                       $0.36      $0.37       $0.71       $0.77


Options to purchase 102,700 and 105,714 shares of common stock were outstanding during the three and six months ended December 31, 2002, respectively, and were included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the six months ended December 31, 2002 and 2001, the Company's total comprehensive income was $1,637 and $1,583, respectively. Total comprehensive income is comprised of net income of $1,412 and $1,563, respectively, and other comprehensive income of $225 and $20, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

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

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company has defined cash and cash equivalents as cash, money market investments and interest-earning deposits with other institutions.

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

(3)   INVESTMENT AND MORTGAGE-BACKED SECURITIES

      Investment and mortgage-backed securities available for sale are comprised of the following:



                                                        Amortized           Gross Unrealized        Fair
                                                           Cost           Gains         Losses      Value
                                                      ------------------------------------------------------
      AT DECEMBER 31, 2002:
           Municipal obligations                           $ 18,261        $ 850          $ -      $ 19,111
           Government Agency Notes                            3,037           44            -         3,081
           FHLMC preferred stock                                750           55            -           805
           FNMA common stock                                    966           73           74           965
           FHLMC  common stock                                  787          119           20           886
           SLMA Student Loan Trust                               75            8            -            83
           CRA Mutual Fund                                    1,000            -            -         1,000
           Shay Financial Services ARM Fund                  18,114            -            -        18,114
                                                      ------------------------------------------------------

                                                             42,990        1,149           94        44,045

           Mortgage-backed securities available
              for sale                                        9,649          248            4         9,893
                                                      ------------------------------------------------------

                        Total                              $ 52,639      $ 1,397         $ 98      $ 53,938
                                                      ------------------------------------------------------


      At December 31, 2002, the contractual maturities of the debt securities       Amortized      Fair
      available for sale are:                                                         Cost         Value
                                                                                 ---------------------------

           Due in one through five years                                              $ 2,075       $ 2,098
           Due after five years through ten years                                       2,677         2,866
           Due after ten years                                                         16,621        17,311
                                                                                 ---------------------------

                        Total                                                        $ 21,373      $ 22,275
                                                                                 ===========================



           Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock, CRA Mutual Fund and Shay Financial Services ARM Fund have no stated maturity.

     Note: Proceeds from the sale of investment and mortgage-backed securities available for sale during the six months ended December 31, 2002 and 2001 were $963 and $358, respectively. Gross realized gains on those sales were $4 and $55, respectively.



      Investment and mortgage-backed securities held to maturity are comprised of the following:

                                                        Amortized            Gross Unrealized       Fair
                                                           Cost            Gains         Losses     Value
                                                      ------------------------------------------------------
      AT DECEMBER 31, 2002
           Corporate and Agency bonds                       $11,236         $179          $ 1       $11,414
           Mortgage-backed securities                            34            1           35             -
                                                      ------------------------------------------------------

                        Total                               $11,270         $180          $ 1       $11,449
                                                      ------------------------------------------------------



      At December 31, 2002, the contractual maturities of the debt securities       Amortized        Fair
      held to maturity are:                                                           Cost           Value
                                                                                 ---------------------------
           Due in less than one year                                                   $2,996        $2,995
           Due after one year through five years                                        2,500         2,517
           Due after five years through ten years                                       1,741         1,742
           Due after ten years                                                          4,033         4,195
                                                                                 ---------------------------

                        Total                                                         $11,270       $11,449
                                                                                 ===========================


           Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)    LOANS RECEIVABLE

            Loans receivable are comprised of the following:


                                                                      December 31,         June 30,
                                                                              2002             2002
       ---------------------------------------------------------------------------------------------
            First mortgage loans:
                  1 to 4 family dwellings                                 $117,606         $131,336
                  Multi-family dwellings                                     3,025            3,202
                  Commercial                                                 5,698            4,496
                  Guaranteed or insured                                         12               23
                  Construction and development loans                        13,408            9,687
       ---------------------------------------------------------------------------------------------

                                                                           139,749          148,744

            Commercial loans                                                 1,904            1,560
            Consumer loans:
                  Loans secured by savings accounts                            210              227
                  Installment loans                                         34,864           34,234
       ---------------------------------------------------------------------------------------------

                                                                            36,978           36,021
       ---------------------------------------------------------------------------------------------

            Loans receivable, net of unearned discounts                    176,727          184,765
            Less: Allowance for loan losses                                 (1,794)          (1,803)
                      Loans in process                                      (6,387)          (4,719)
                      Net deferred loan origination costs (fees
                         collected)                                            137               79
       ---------------------------------------------------------------------------------------------

            Loans receivable, net                                         $168,683         $178,322
       ---------------------------------------------------------------------------------------------


       Changes in the allowance for loan losses for the six months ended December 31, 2002 and 2001 are as follows:

                                                                            Fiscal           Fiscal
                                                                              2003             2002
       ---------------------------------------------------------------------------------------------
       Balance at beginning of the fiscal year                              $1,803           $1,759
       Provision for losses                                                      6                9
       Charge-offs                                                             (18)             (16)
       Recoveries                                                                3               24
       ---------------------------------------------------------------------------------------------

       Balance at December 31, 2002 and 2001                                $1,794           $1,776
       ---------------------------------------------------------------------------------------------


       At December 31, 2002, there were no loans that are considered to be impaired under SFAS 114.




                                                                     December 31,
                                                                         2002             2001
                                                                     ----------------------------------
       Non-accrual loans                                                      $149             $312
       Non-accrual loans as a percent of total loans, net                     0.09 %           0.18 %

       -----------------------------
       All loans 90 days or more past due are reported as non-accrual.

(5) ACQUISITION

On September 12, 2002, the Company announced it had entered into a definitive agreement to acquire SFSB Holding Company and Stanton Federal Savings Bank. As of September 30, 2002, SFSB Holding Company had total assets of $52.5 million, deposits of $41.9 million and stockholders' equity of $7.1 million. Pending approval by SFSB Holding Company's stockholders and applicable regulatory authorities, the transaction is expected to be completed in the first quarter of calendar year 2003.

(6) GUARANTEES

The Company issues standby letters of credit in the normal course of business. Letters of credit are issued for a one-year period. The Company would be required to perform under the standby leters of credit when drawn upon by the guaranteed, in the case of nonperformance by the Company's customer. The maximum potential amount of future payments the Company could be required to make under these guarantees is $119,000 of which 100% is fully collateralized. Currently, no liability has been recognized by the Company for these obligations. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA                                              At December 31,
                                                              2002           2001
                                                              ----           ----
                                                      (In thousands except per share data)
                                                      ------------------------------------
                                                         (Unaudited)
Total assets                                                $271,146       $255,270
Interest-earning deposits with other institutions             25,096         17,875
Investment securities available for sale                      44,045         39,517
Investment securities held to maturity                        11,236          9,511
Mortgage-backed securities available for sale                  9,893          8,350
Mortgage-backed securities held to maturity                       34             49
Loans receivable held for sale                                 1,336          1,472
Loans receivable, net                                        168,683        171,804
Savings deposits                                             218,761        203,453
FHLB advances                                                 21,618         21,623
Retained earnings                                             28,801         27,287
Stockholders' equity                                          27,264         26,677
Stockholders' equity per share                                $14.49         $13.75



STATISTICAL PROFILE                                            Three months ended                  Six months ended
                                                                  December 31,                       December 31,
                                                         ------------------------------      -----------------------------
                                                                2002           2001               2002         2001
                                                                ----           ----               ----         ----
Average yield earned on all interest-earning assets             5.71 %         6.55 %             5.77%         6.75%
Average rate paid on all interest-bearing liabilities           3.38           4.19               3.47          4.34
Average interest rate spread                                    2.33           2.36               2.30          2.41
Net yield on average interest-earning assets                    2.76           2.92               2.75          3.00
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                    115.35         116.47             115.63        116.56
Return on average assets (1)                                    1.04           1.18               1.02          1.21
Return on average equity  (1)                                  10.51          11.35              10.51         11.74
Average equity to average assets                                9.86          10.40               9.74         10.34

---------------------------------------------

(1) Amounts are annualized

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended December 31, 2002 was $710,000 compared to $759,000 for the same period in the prior year. The decrease of $49,000 or 6.46% was primarily the result of a $59,000 decrease in total other income and a $19,000 increase in total operating expense partially offset by a $22,000 decrease in income taxes and a $6,000 increase in net interest income. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $6,000 or 0.33% during the three months ended December 31, 2002 as compared to the same period of the prior year. The increase was primarily due to an increase in the average balance of net earning assets of $15.0 million or 5.98%. This increase was partially offset by a decrease in the average interest rate spread from 2.36% for the quarter ended December 31, 2001 to 2.33% for the quarter ended December 31, 2002.

Interest income on loans receivable and loans held for sale decreased by $224,000 or 6.92% during the three months ended December 31, 2002 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.42% to 7.01% for the three months ended December 31, 2001 and 2002, respectively. In addition, the average outstanding balance of loans receivable decreased $2.7 million or 1.54% compared to the same period in the prior year. The decrease in the average outstanding balance of loans receivable was the result of a $3.5 million or 2.55% decrease in the average outstanding balance of mortgage loans and a $846,000 or 2.35% increase in the average outstanding balance of consumer and other loans. The decrease in the average outstanding balance of loans receivable was primarily the result of increased loan repayments in excess of loan originations. The decrease in the average yield was primarily due to generally lower market interest rates and the corresponding downward re-pricing of adjustable rate loans, as well as, the lower pricing of new loans relative to loans already in the portfolio.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $8,000 or 6.11% during the quarter ended December 31, 2002 as compared to the December 31, 2001 quarter. This decrease was primarily due to a decrease in the average yield on mortgage-backed securities from 5.93% for the quarter ended December 31, 2001 to 5.32% for the quarter ended December 31, 2002. The decrease in the average yield was primarily due to a decline in market interest rates that resulted in increased repayments and downward re-pricing of such securities. The decrease resulting from the decline in the average yield was partially offset by an increase in the average balance of mortgage-backed securities of $404,000 during the same period. At December 31, 2002, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $244,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 4.45% at December 31, 2002. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities were not sold. The mortgage-backed securities held to maturity portfolio consists of one adjustable-rate collateralized mortgage obligation (CMO) with a yield of 2.68% at December 31, 2002. At December 31, 2002, the Bank's portfolio of mortgage-backed securities held to maturity had an amortized cost and fair market value of $34,000 and $35,000, respectively. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities re-price. See
Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investment securities held to maturity and investment securities available for sale decreased during the three months ended December 31, 2002 by $84,000 or 12.92% from the comparable period in 2001, primarily due to a decrease in the average yield on investment securities from 5.10% for the quarter ended December 31, 2001 to 3.91% for the quarter ended December 31, 2002, reflecting the lower interest rate environment in the 2002 period. This decrease was partially offset by a $6.9 million or 13.59% increase in the average outstanding balance of such securities for the quarter ended December 31, 2002 as compared to the same period in the prior fiscal year. The increase in the average outstanding balance was primarily due to purchases of relatively short-term government agency notes. At December 31, 2002, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $1.1 million and $178,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended December 31, 2002 by $7,000 or 8.75% from the comparable period in 2001. This increase was primarily due to an increase of $10.4 million or 63.35% in the average outstanding balance of interest-earning deposits for the quarter ended December 31, 2002 as compared to the December 31, 2001 quarter. This increase was, to a large extent, offset by a decrease in the average yield on interest-earning deposits from 1.94% for the quarter ended December 31, 2001 to 1.29% for the quarter ended December 31, 2002. The increase in the average balance was primarily a result of increases in deposit balances and the temporary investment of funds from the repayment of loans and investment and mortgage-backed securities.

Interest expense on interest-bearing deposits decreased by $315,000 or 16.16% for the quarter ended December 31, 2002, compared to the same period in 2001. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.00% for the three months ended December 31, 2001 to 3.11% for the three months ended December 31, 2002, reflecting the lower interest rate environment in the 2002 period. This decrease was partially offset by a $15.1 million or 7.80% increase in the average outstanding balance of such deposits during the three months ended December 31, 2002 as compared to the same period of the prior year.

Interest expense on borrowings for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 remained the same. This consistency was the result of an insignificant change in the average outstanding balance of FHLB advances coupled with a constant average rate paid on borrowings of 5.82%.

PROVISION FOR LOAN LOSSES. The Bank provided $3,000 to its allowance for loan losses for the quarter ended December 31, 2002 and $4,000 to its allowance for loan losses for the quarter ended December 31, 2001. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At both December 31, 2002 and 2001, the Bank's allowance for loan losses amounted to $1.8 million or 1.05% and 1.02%, respectively, of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended December 31, 2002. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2002. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income decreased by $59,000 or 19.80% to $239,000 for the quarter ended December 31, 2002 as compared to the same period in 2001. This was the result of a decrease in the net gain on the sale of investments and mortgage-backed securities available for sale of $55,000, as well as a $6,000 decrease in service charge income and $1,000 decrease in the gain on the sale of loans held for sale partially offset by a $3,000 increase in other operating income.

OPERATING EXPENSES. Total operating expenses increased by $19,000 or 1.88% during the quarter ended December 31, 2002 as compared to the same quarter in 2001. This increase was primarily due to a $21,000 increase in other operating expenses and a $14,000 increase in compensation and benefits expense. Additionally, data processing expense increased $7,000 and there was a $5,000 increase in net loss on real estate owned. These increases were partially offset by a $16,000 decrease in premises and occupancy expense and a $11,000 decrease in professional fees.

INCOME TAX EXPENSE. Income tax expense decreased by $22,000 for the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001 primarily as a result of lower pre-tax income. The effective tax rate increased slightly from 31.56% for the 2001 quarter to 31.60% for the 2002 quarter.

          COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001


GENERAL. The Company's net income for the six months ended December 31, 2002 was $1.4 million compared to $1.6 million for the same period in the prior year. The decrease of $151,000 or 9.66% was primarily the result of an $88,000 decrease in total other income, a $72,000 increase in total operating expense and a $63,000 decrease in net interest income partially offset by a $69,000 decrease in income taxes. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income decreased by $63,000 or 1.68% during the six months ended December 31, 2002 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.41% for the six months ended December 31, 2001 to 2.30% for the six months ended December 31, 2002. This decrease was partially offset by an increase in the average balance of net earning assets of $17.9 million or 7.15%.

Interest income on loans receivable and loans held for sale decreased by $485,000 or 7.32% during the six months ended December 31, 2002 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.53% to 7.02% for the six months ended December 31, 2001 and 2002, respectively. The average outstanding balance of loans receivable decreased $1.1 million or 0.60% compared to the same period in the prior year. The decrease in the average outstanding balance of loans receivable was the result of a $1.5 million or 1.10% decrease in the average outstanding balance of mortgage loans and a $483,000 or 1.33% increase in the average outstanding balance of consumer and other loans. The decrease in the average outstanding balance of loans receivable was primarily the result of increased loan repayments in excess of loan originations. The decrease in the average yield was primarily due to generally lower market interest rates and the corresponding downward re-pricing of adjustable rate loans, as well as, the lower pricing of new loans relative to loans already in the portfolio.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $24,000 or 8.54% during the six months ended December 31, 2002 as compared to the six months ended December 31, 2001. This decrease was primarily due to a decrease in the average yield on mortgage-backed securities from 6.09% for the six months ended December 31, 2001 to 5.50% for the six months ended December 31, 2002. The decrease in the average yield was primarily due to a decline in market interest rates that resulted in increased repayments and downward re-pricing of such securities. The decrease resulting from the decline in the average yield was partially offset by a $116,000 increase in the average balance of mortgage-backed securities during the same period. See "Comparison of the Three Months Ended December 31, 2002 and 2001 - Net Interest Income."

Interest income on investment securities held to maturity and investment securities available for sale decreased during the six months ended December 31, 2002 by $229,000 or 16.64% from the comparable period in 2001, primarily due to a decrease in the average yield on investment securities from 5.29% for the six months ended December 31, 2001 to 4.08% for the six months ended December 31, 2002, reflecting the lower interest rate environment in the 2002 period. This decrease was partially offset by a $4.1 million or 8.03% increase in the average outstanding balance for the six months ended December 31, 2002 as compared to the same period in the prior fiscal year. The increase in the average outstanding balance was primarily due to purchases of relatively short-term government agency notes. See "Comparison of the Three Months Ended December 31, 2002 and 2002 - Net Interest Income."

Interest income on interest-earning deposits increased during the six months ended December 31, 2002 by $32,000 or 18.50% from the comparable period in 2001. This increase was primarily due to an increase of $14.7 million or 106.77% in the average outstanding balance of interest-earning deposits for the period ended December 31, 2002 as compared to the same period in 2001. This increase was, to a large extent, offset by a decrease in the average yield on interest-earning deposits from 2.49% for the six months ended December 31, 2001 to 1.43% for the six months ended December 31, 2002. The increase in the average balance was primarily a result of increases in deposit balances and the temporary investment of funds from the repayment of loans and investment and mortgage-backed securities.

Interest expense on interest-bearing deposits decreased by $643,000 or 15.85% for the six months ended December 31, 2002, compared to the same period in 2001. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 4.16% for the six months ended December 31, 2001 to 3.22% for the six months ended December 31, 2002, reflecting the lower interest rate environment in the 2002 period. This decrease was partially offset by a $17.2 million or 8.91% increase in the average outstanding balance of such deposits during the six months ended December 31, 2002 as compared to the same period of the prior year.

Interest expense on borrowings for the six months ended December 31, 2002 compared to the six months ended December 31, 2001 remained the same. This consistency was the result of an insignificant change in the average outstanding balance of FHLB advances coupled with the steady average rate paid on borrowings of 5.90%.

PROVISION FOR LOAN LOSSES. The Bank provided $6,000 to its allowance for loan losses for the six months ended December 31, 2002 and $9,000 to its allowance for loan losses for the same period in 2001. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended December 31, 2002 and 2001 - Provision for Loan Losses."

OTHER INCOME. Total other income decreased by $88,000 or 16.36% to $450,000 for the six months ended December 31, 2002 as compared to the same period in 2001. This was the result of a decrease in the net gain on the sale of investments and mortgage-backed securities available for sale of $51,000, as well as a $30,000 decrease in service charge income and a $7,000 decrease in the gain on the sale of loans held for sale.

OPERATING EXPENSES. Total operating expenses increased by $72,000 or 3.60% during the six months ended December 31, 2002 as compared to the same period in 2001. This increase was primarily due to a $44,000 increase in compensation and benefits expense and a $22,000 increase in data processing expense. Additionally, professional fees increased $14,000 and there was a $2,000 increase in net loss on real estate owned. These increases were partially offset by a $10,000 decrease in other operating expenses.

INCOME TAX EXPENSE. Income tax expense decreased by $69,000 for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001 primarily as a result of lower pre-tax income. The effective tax rate remained relatively the same for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001 at 31.52% and 31.51%, respectively.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets decreased by $6.9 million or 2.49% from June 30, 2002 to December 31, 2002. The largest decrease was a $9.6 million decrease in loans receivable, net. Additionally, there was a $7.7 million decrease in interest-earning deposits with other institutions and a $673,000 decrease in investment securities held to maturity. These decreases were partially offset by a $4.9 million increase in investment securities available for sale, a $2.0 million increase in cash and a $1.9 million increase in mortgage-backed securities available for sale. The largest components of change in liabilities were a $6.7 million decrease in savings deposits and a $902,000 decrease in advance deposits by borrowers for taxes and insurance.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2002, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 9.57% and 19.98%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at December 31, 2002.

                                         Tier I        Tier I      Tier II
                                          Core       Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                        -------       -------       ------
                                           (Dollar amounts in thousands)

Equity capital (1)                      $26,247       $26,247      $26,247
Plus general valuation allowances (2)         -             -        1,757
Plus allowable unrealized gains               -             -           69
                                        -------       -------       ------
   Total regulatory capital              26,247        26,247       28,073
Minimum required capital                 10,966         5,622       11,245
                                        -------       -------       ------
   Excess regulatory capital            $15,281       $20,625      $16,828
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $13,707       $ 8,432      $14,053
                                        =======       =======      =======

Regulatory capital as a percentage (3)     9.57%        18.68%       19.98%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    5.57%        14.68%       11.98%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====

---------------------------------------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended December 31, 2002.

(2)   Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $274,145. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $140,525.

ACQUISITION

On September 12, 2002 the Company announced it had entered into a definitive agreement to acquire SFSB Holding Company and Stanton Federal Savings Bank. The transaction is expected to be completed in the first quarter of calendar year 2003. See Note 5 of "Notes to Unaudited Consolidated Financial Statements."

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

ACCOUNTING DEVELOPMENTS

In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for transactions between two or more mutual enterprises. This statement removes the acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method." The acquisition of all or part of a financial institution that meets the definition of a business combination shall now be accounted for by the purchase method in accordance with FASB Statement No. 141, "Business Combinations." The new guidance was effective immediately but had no effect on the Company's results of operation or financial condition.

In November 2002, FASB issued FASB Interpretation No. 45 "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the existing disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued ("disclosure requirements"). This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee ("recognition and measurement provisions"). The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions are not expected to have a material effect on the Company. The disclosure requirements are effective for interim and annual periods ending after December 15, 2002. The Company's disclosure of guarantees is included in Note 6 to the Notes to Unaudited Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new guidance is effective for interim periods beginning after December 15, 2002 and is not expected to have a material effect on the financial position, results of operations or liquidity of the Company.

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

            Exhibits

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


Date: February 14, 2003

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

February 14, 2003



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

February 14, 2003



/s/ John A. Howard, Jr.
-----------------------
John A. Howard Jr.
Senior Vice President and Chief Financial
Officer