Form 10-Q
period 2003-03-31
LAUREL CAPITAL GROUP INC
filed 2003-05-20
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                  to
                               ----------------    ---------------

Commission File Number: 0-23010

                           LAUREL CAPITAL GROUP, INC.
                     ---------------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the  Exchange  Act). YES      NO  X
                                                  ---     ---

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

                  Class: Common stock, par value $.01 per share
                  Outstanding at May 15, 2003: 1,879,964 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                               PAGE
                                                                               ----
Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
         March 31, 2003 and June 30, 2002                                         1

         Consolidated Statements of Operations for the Three
         and Nine months ended March 31, 2003 and 2002                            2

         Consolidated Statement of Stockholders' Equity for the
         nine months ended March 31, 2003                                         3

         Consolidated Statements of Cash Flows for the nine
         months Ended March 31, 2003 and 2002                                     4

         Notes to Unaudited Consolidated Financial Statements                   5-11

Item 2.  Management's Discussion and Analysis of Financial                     12-20
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk              20

Item 4.  Controls and Procedures                                                 20

Part II - Other Information

         Item 1.  Legal Proceedings                                              21

         Item 2.  Changes in Securities and Use of Proceeds                      21

         Item 3.  Defaults Upon Senior Securities                                21

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                               21

         Item 5.  Other Information                                              21

         Item 6.  Exhibits and Reports on Form 8-K                               22


Signatures                                                                       23

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                                   March 31,                     June 30,
                                                                                        2003                         2002
--------------------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
       ASSETS


Cash                                                                                  $2,180                       $1,051
Money Market Investments                                                              $1,184                            -
Interest-earning deposits with other institutions                                     32,476                       32,812
Investment securities available for sale                                              51,310                       39,156
Investment securities held to maturity  (market value of $12,601 and $12,127)         12,518                       11,909
Mortgage-backed securities available for sale                                         16,001                        7,998
Mortgage-backed securities held to maturity (market value of $30 and $41)                 30                           40
Loans receivable, held for sale                                                        1,586                        1,371

Loans receivable                                                                     189,185                      180,125
Allowance for loan losses                                                             (2,014)                      (1,803)
--------------------------------------------------------------------------------------------------------------------------

       Loans receivable, net                                                         187,171                      178,322

Federal Home Loan Bank stock                                                           2,223                        1,637
Real estate owned                                                                        130                          131
Accrued interest receivable:
       Loans                                                                             804                          915
       Interest-earning deposits and investments                                         466                          537
       Mortgage-backed securities                                                         38                           40

Office properties and equipment, net of accumulated depreciation                       2,359                        1,184
Goodwill                                                                               2,682                            -
Intangible Asset                                                                       2,006                            -
Prepaid expenses and sundry assets                                                     1,591                          958
--------------------------------------------------------------------------------------------------------------------------

                      Total Assets                                                  $316,755                     $278,061
--------------------------------------------------------------------------------------------------------------------------


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Savings deposits                                                             $259,388                     $225,419
       Federal Home Loan Bank advances                                                24,713                       21,620
       Advance deposits by borrowers for taxes and insurance                           1,971                        2,506
       Accrued interest payable                                                        1,282                          522
       Accrued income taxes                                                               51                          289
       Other accrued expenses and sundry liabilities                                   1,965                        1,152
--------------------------------------------------------------------------------------------------------------------------

                      Total Liabilities                                              289,370                      251,508
--------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity

       Common stock,  $.01 par value;  5,000,000
          shares authorized;  2,366,639 and 2,356,401 shares
          issued, respectively                                                            24                           24
       Additional paid-in capital                                                      5,470                        5,389
       Treasury stock, at cost (483,975 and 473,675 shares)                           (7,405)                      (7,157)
       Retained earnings                                                              29,010                       28,103
       Accumulated other comprehensive income, net of tax                                724                          632
       Stock held in deferred compensation trust                                        (438)                        (438)
--------------------------------------------------------------------------------------------------------------------------

                      Total Stockholders' Equity                                      27,385                       26,553
--------------------------------------------------------------------------------------------------------------------------

                      Total Liabilities and Stockholders' Equity                    $316,755                     $278,061
--------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

           For the Three and Nine Months Ended March 31, 2003 and 2002
                     (In thousands, except per share data)


                                                             Three months ended                   Nine months ended
                                                                  March 31,                            March 31,
                                                    -------------------------------     ---------------------------------
                                                             2003              2002                2003              2002
                                                    -------------    --------------     ---------------    --------------
Interest income:
  Loans                                                    $2,805            $3,217              $8,945            $9,842
  Mortgage-backed securities                                  112               121                 369               402
  Investments                                                 578               599               1,725             1,975
  Interest-earning deposits                                    69                51                 274               224
                                                    -------------    --------------     ---------------    --------------

          Total interest income                             3,564             3,988              11,313            12,443

Interest expense:
  Savings deposits                                          1,461             1,735               4,876             5,792
  Borrowings                                                  315               314                 957               957
                                                    -------------    --------------     ---------------    --------------

          Total interest expense                            1,776             2,049               5,833             6,749
                                                    -------------    --------------     ---------------    --------------

Net interest income before provision
  for loan losses                                           1,788             1,939               5,480             5,694
Provision for loan losses                                       3                 5                   9                14
                                                    -------------    --------------     ---------------    --------------

Net interest income after provision
  for loan losses                                           1,785             1,934               5,471             5,680
                                                    -------------    --------------     ---------------    --------------

Other income:
  Service charges                                             179               190                 583               624
  Net gain on sale of securities available for sale             -                 -                   4                55
  Gain on the sale of loans held for sale                       -                 4                   7                18
  Other operating income                                       24                18                  59                53
                                                    -------------    --------------     ---------------    --------------

          Total other income                                  203               212                 653               750
                                                    -------------    --------------     ---------------    --------------

Operating expenses:
  Compensation, payroll taxes and
    fringe benefits                                           554               521               1,609             1,532
  Premises and occupancy costs                                213               136                 494               417
  Federal insurance premiums                                    9                 9                  28                28
  Net loss on real estate owned                                 1                20                  12                29
  Data processing expense                                      66                61                 205               178
  Professional fees                                            30                35                 113               103
  Other operating expenses                                    310               263                 797               760
                                                    -------------    --------------     ---------------    --------------

          Total operating expenses                          1,183             1,045               3,258             3,047
                                                    ---------------- ---------------    ----------------   ---------------

Income before income taxes                                    805             1,101               2,866             3,383
                                                    -------------    --------------     ---------------    --------------


Provision for income taxes:
  Federal                                                     194               287                 727               875
  State                                                        44                64                 161               195
                                                    -------------    --------------     ---------------    --------------

          Total income taxes                                  238               351                 888             1,070
                                                    -------------    --------------     ---------------    --------------


          Net income                                         $567              $750              $1,978            $2,313
                                                    =============    ==============     ===============    ==============

Earnings per share
          Basic                                             $0.30             $0.39               $1.05             $1.19
                                                    =============    ==============     ===============    ==============

          Diluted                                           $0.29             $0.37               $1.00             $1.13
                                                    =============    ==============     ===============    ==============

Dividends per share                                         $0.19             $0.18               $0.57             $0.54
                                                    =============    ==============     ===============    ==============

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                    For the Nine Months Ended March 31, 2003
                                 (In thousands)


                                                                                Accumulated
                                                                                      Other    Stock Held in
                                              Additional                      Comprehensive         Deferred            Total
                                      Common   Paid-in   Treasury   Retained        Income,     Compensation    Stockholders'
                                       Stock   Capital      Stock   Earnings     Net of Tax            Trust           Equity
                                    ---------  --------  ---------  --------- --------------   -------------    -------------
Balance, June 30, 2002                 $24      $5,389    ($7,157)   $28,103        $632           ($438)           $26,553

Comprehensive income:
       Net income                        -           -          -      1,978           -               -              1,978
       Other comprehensive income,
            net of tax $47               -           -          -          -          92               -                 92
                                      ----     -------   --------   --------       -----         -------           --------

Total comprehensive income               -           -          -      1,978          92               -              2,070

Stock options exercised
     (10,238 shares)                     -          81          -          -           -               -                 81

Dividends on common stock
     at $0.57 per share                  -           -          -     (1,071)          -               -             (1,071)

Treasury stock purchased                 -           -       (248)         -           -               -               (248)
                                      ----     -------   --------   --------       -----         -------           --------

Balance, March 31, 2003                $24      $5,470    ($7,405)   $29,010        $724           ($438)           $27,385
                                      ====     =======   ========   ========       =====         =======           ========



See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                For the Nine Months Ended March 31, 2003 and 2002
                                 (In thousands)


                                                                                                      2003            2002
---------------------------------------------------------------------------------------------------------------------------
Net income:                                                                                         $1,978          $2,313
      Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation                                                                           207             143
                Provision for loan losses                                                                9              14
                Net (gain) loss on sale of real estate owned                                            (5)             20
                Net gain on sale of investment securities available for sale                            (4)            (55)
                Gain on the sale of loans held for sale                                                 (7)            (18)
                Net Amortization (accretion) of deferred loan fees                                     146               -
                Origination of loans held for sale                                                    (665)           (721)
                Proceeds from sale of loans held for sale                                              457             953
                Decrease in accrued interest receivable                                                334             386
                Increase in accrued interest payable                                                   728             926
                Other - net                                                                           (250)           (128)
---------------------------------------------------------------------------------------------------------------------------

                              Net cash provided by operating activities                              2,928           3,833
---------------------------------------------------------------------------------------------------------------------------

Investing activities:
      Purchase of investment securities held to maturity                                           (17,950)         (8,010)
      Purchase of investment securities available for sale                                          (4,982)         (1,772)
      Purchase of mortgage-backed securities available for sale                                     (5,487)         (1,027)
      Purchase of FHLB stock                                                                          (248)              -
      Proceeds from sale of investment securities available for sale                                   963             358
      Principal repayments and maturities of investment securities available for sale                1,809           2,100
      Principal repayments and maturities of investment securities held to maturity                 17,400           9,445
      Principal repayments and maturities of mortgage-backed securities available for sale           4,113           3,129
      Principal repayments and maturities of mortgage-backed securities held to maturity                10             105
      Decrease (increase) in loans receivable                                                       13,333            (255)
      Proceeds from sale of real estate owned                                                           32             278
      Acquisition - net of cash and cash equivalents                                                  (248)              -
      Net additions to office properties and equipment                                                (577)            (79)
---------------------------------------------------------------------------------------------------------------------------

                              Net cash provided by investing activities                              8,168           4,272
---------------------------------------------------------------------------------------------------------------------------

Financing activities:
      Net increase in demand and club accounts                                                       1,004           4,959
      Net decrease in time deposit accounts                                                         (8,247)         (3,673)
      Net decrease in FHLB advances                                                                     (4)             (4)
      Decrease in advance deposits by borrowers for taxes and insurance                               (634)           (259)
      Stock options exercised                                                                           81              43
      Acquisition of treasury stock                                                                   (248)           (686)
      Dividends paid                                                                                (1,071)         (1,052)
---------------------------------------------------------------------------------------------------------------------------

                              Net cash used by financing activities                                 (9,119)           (672)
---------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                              1,977           7,433
Cash and cash equivalents at beginning of period                                                    33,863           9,714
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                         $35,840         $17,147
---------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
---------------------------------------------------------------------------------------------------------------------------

      Cash paid during the period for:
                Interest on savings deposits                                                        $4,876          $4,886
                Interest on FHLB advances                                                              957             954
                Income taxes                                                                         1,027           1,132
      Transfer of loans to real estate owned                                                            26             210

      Cash paid during the period for interest includes interest credited on deposits of $3,750 and $4,092 for the nine months ended March 31, 2003 and 2002, respectively.

      Assets acquired and liabilities assumed in conjunction with the acquisition of SFSB Holding Company and Stanton Federal Savings Bank:

                Fair value of assets acquired                                                       54,473
                Fair value of liabilities assumed                                                  (45,143)
                                                                                                   -------
                Excess of assets acquired over liabilities assumed                                   9,330
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2003 AND JUNE 30, 2002


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2002. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2002 Annual Report to Stockholders for the year ended June 30, 2002. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                       Three Months Ended               Nine months ended
                                                                            March 31,                       March 31,
                                                                      2003            2002             2003            2002
                                                                   ----------      ----------       ----------      ----------
Basic earnings per share:
   Net income                                                      $      567      $      750       $    1,978      $    2,313
   Weighted average shares outstanding                              1,881,271       1,934,369        1,880,767       1,945,130
   Earnings per share                                              $     0.30      $     0.39       $     1.05      $     1.19

Diluted earnings per share:
   Net income                                                      $      567      $      750       $    1,978      $    2,313
   Weighted average shares outstanding                              1,881,271       1,934,369        1,880,767       1,945,130
   Dilutive effect of employee
      stock options                                                    95,082         106,423          102,130          95,105
                                                                   ----------      ----------       ----------      ----------

   Diluted weighted shares outstanding                              1,976,353       2,040,792        1,982,897       2,040,235
   Earnings per share                                              $     0.29      $     0.37        $    1.00      $     1.13

Options to purchase 8,430 shares of common stock at $19.50 were outstanding during the three months ended March 31, 2003 but were not included in the computation of diluted earnings per share. These options were excluded because the option exercise price was greater than the average market price of the common shares resulting in an antidilutive effect. All outstanding options during the nine months ended March 31, 2003 were included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the nine months ended March 31, 2003 and 2002, the Company's total comprehensive income was $2,070 and $2,182, respectively. Total comprehensive income is comprised of net income of $1,978 and $2,313, respectively, and other comprehensive income(loss) of $92 and $(131), net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

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

(3)     INVESTMENT AND MORTGAGE-BACKED SECURITIES

        Investment and mortgage-backed securities available for sale are comprised of the following:


                                                                Amortized          Gross Unrealized            Fair
                                                                     Cost         Gains       Losses          Value
                                                         -----------------------------------------------------------

AT MARCH 31, 2003:
   Municipal obligations                                          $18,457          $815            -        $19,272
   US Government Agency Securities                                 $4,039           $28            -          4,067
   Corporate Bonds                                                 $1,084             -            -          1,084
   Trust Preferred Securities                                        $250             -            -            250
   FHLMC preferred stock                                              750            33            -            783
   FNMA common stock                                                  966            14            -            980
   FHLMC  common stock                                                998            10            -          1,008
   SLMA Student Loan Trust                                              9             2            -             11
   CRA Mutual Fund                                                  1,000             -            -          1,000
   Scudder/Kemper US Government Securities Fund                       220             -            -            220
   Shay Financial Services ARM Fund                                22,653             -           18         22,635
                                                         -----------------------------------------------------------

                                                                   50,426           902           18         51,310

   Mortgage-backed securities available for sale                   15,788           238           25         16,001
                                                         -----------------------------------------------------------

                Total                                             $66,214        $1,140          $43        $67,311
                                                         -----------------------------------------------------------




At March 31, 2003, the contractual maturities of the                                       Amortized           Fair
debt securities available for sale are:                                                         Cost          Value
                                                                                      ------------------------------

   Due after five years through ten years                                                     $6,711         $6,883
   Due after ten years                                                                        32,916         33,802
                                                                                      ------------------------------

                Total                                                                        $39,627        $40,685
                                                                                      ==============================


      Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock, CRA Mutual Fund and Shay Financial Services ARM Fund have no stated maturity.

Note: Proceeds from the sale of investments and mortgage-backed securities available for sale during the nine months ended March 31, 2003 and 2002 were $963 and $358, respectively. Gross realized gains on those sales were $4 and $55, respectively.


Investment and mortgage-backed securities held to maturity are comprised of the following:



                                                                Amortized          Gross Unrealized            Fair
                                                                     Cost         Gains       Losses          Value
                                                         -----------------------------------------------------------

AT MARCH 31, 2003
   Corporate and Agency bonds                                     $12,518          $156          $73        $12,601
   Mortgage-backed securities                                          30             -            -             30
                                                         -----------------------------------------------------------
                             Total                                $12,548          $156          $73        $12,631
                                                         -----------------------------------------------------------



At March 31, 2003, the contractual maturities of the                                       Amortized          Fair
debt securities held to maturity are:                                                           Cost         Value
                                                                                      ------------------------------
   Due after one year through five years                                                      $4,494         $4,507
   Due after five years through ten years                                                      3,025          2,954
   Due after ten years                                                                         5,029          5,170
                                                                                      ------------------------------

                             Total                                                           $12,548        $12,631
                                                                                      ==============================


      Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)  LOANS RECEIVABLE

     Loans receivable are comprised of the following:


                                                                                   March 31,                June 30,
                                                                                        2003                    2002
 --------------------------------------------------------------------------------------------------------------------
      First mortgage loans:
            1 to 4 family dwellings                                                 $130,784                $131,359
            Multi-family dwellings                                                     2,681                   3,202
            Commercial                                                                 5,544                   4,496
            Construction and development loans                                        10,673                   9,687
 --------------------------------------------------------------------------------------------------------------------

                                                                                     149,682                 148,744

      Commercial loans                                                                 1,052                   1,560
      Consumer loans:
            Loans secured by savings accounts                                            491                     227
            Installment loans                                                         43,314                  34,234
 --------------------------------------------------------------------------------------------------------------------

                                                                                      44,857                  36,021
 --------------------------------------------------------------------------------------------------------------------

      Loans receivable, net of unearned discounts                                    194,539                 184,765
      Less: Allowance for loan losses                                                 (2,014)                 (1,803)
                Loans in process                                                      (5,505)                 (4,719)
                Net deferred loan origination costs (fees collected)                     151                      79
 --------------------------------------------------------------------------------------------------------------------

      Loans receivable, net                                                         $187,171                $178,322
 --------------------------------------------------------------------------------------------------------------------



Changes in the allowance for loan losses for the nine months ended
March 31, 2003 and 2002 are as follows:

                                                                                      Fiscal                  Fiscal
                                                                                        2003                    2002
 --------------------------------------------------------------------------------------------------------------------
 Balance at beginning of the fiscal year                                              $1,803                  $1,759
 Provision for losses                                                                      9                      14
 Charge-offs                                                                             (18)                    (20)
 Recoveries                                                                               11                      36
 Allowance on loans acquired from Stanton Federal Savings Bank                           209                       -
 --------------------------------------------------------------------------------------------------------------------

 Balance at March 31, 2003 and 2002                                                   $2,014                  $1,789
 --------------------------------------------------------------------------------------------------------------------

         At March 31, 2003, there were no loans that are considered to be impaired under SFAS 114.


                                                                                                   March 31,
                                                                                         2003                    2002
                                                                                  -------------------------------------
Non-accrual loans                                                                        $953                    $193
Non-accrual loans as a percent of total loans, net                                       0.51 %                  0.11 %


------------------

All loans 90 days or more past due are reported as non-accrual.

(5) ACQUISITION

On March 28, 2003, the Company completed the acquisition of SFSB Holding Company and Stanton Federal Savings Bank. SFSB Holding Company was the holding company for Stanton Federal Savings Bank, a federal savings bank founded in 1890. As a result of the acquisition, the Company is expected to have an increased market share in their market area. Additionally, the Company expects to reduce and eliminate certain costs identified through the acquisition process.

Under the terms of the agreement, shareholders received $19.05 in cash for each share of SFSB Holding Company common stock, or approximately $9.2 million.

The acquisition was accounted for under the purchase method of accounting in accordance with Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." With regard to the transaction, the Company acquired loans with a fair value of approximately $24.2 million, investment and mortgage-backed securities with a fair value of approximately $16.5 million, deposits with a fair value of approximately $41.2 million and a Federal Home Loan Bank advance with a fair value of approximately $3.1 million. Goodwill and core deposit intangibles arising from the transaction were approximately $2.7 million and $2.0 million, respectively. The estimated useful life for the amortization of the core deposit intangible is expected to be 10 years.

The following summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of acquisition. The Company has received initial third party valuations of certain intangible assets, however, the allocation of the purchase price is subject to refinement.

                                                                  MARCH 31, 2003
       Cash and cash equivalents                                         $ 9,083
       Interest earning assets                                            39,081
       Property and equipment                                                805
       Intangible assets                                                   2,006
       Goodwill                                                            2,682
       Other Assets                                                          816
                                                                 ----------------
                Total assets acquired                                     54,473
                                                                 ----------------
       Interest bearing deposits                                          37,707
       Non-interest bearing deposits                                       3,505
       Short-term debt                                                     3,097
       Other non-interest bearing liabilities                                834
                                                                 ----------------
                Total liabilities assumed                                 45,143
                                                                 ----------------

       Net assets acquired                                                $9,330
                                                                 ----------------


(6) GUARANTEES

The Company issues standby letters of credit in the normal course of business. Letters of credit are issued for a one-year period. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed, in the case of nonperformance by the Company's customer. The maximum potential amount of future payments the Company could be required to make under these guarantees is $215,000 of which 100% is fully collateralized. Currently, no liability has been recognized by the Company for these obligations. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(7) STOCK-BASED COMPENSATION

SFAS 123 allows companies to expense an estimated fair value of stock options or to continue to measure compensation expense for stock option plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). Entities that elect to continue to measure compensation expense based on APB No. 25 must provide pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company has elected to continue to measure compensation cost using the intrinsic value method prescribed by APB No. 25. Had the Company used the fair value method, net income and earnings per share would have been as follows (In thousands, except per share data):

                                              Three Months Ended March 31,                  Nine Months ended March 31,
                                              2003                    2002                    2003                  2002
                                              ----                    ----                    ----                  ----
Net Income
     As reported                               $567                   $750                  $1,978                $2,313
     Pro forma                                 $553                   $736                  $1,937                $2,272

Basic earnings per share
     As reported                              $0.30                  $0.39                   $1.05                 $1.19
     Pro forma                                $0.29                  $0.38                   $1.03                 $1.17

Diluted earnings per share
     As reported                              $0.29                  $0.37                   $1.00                 $1.13
     Pro forma                                $0.28                  $0.36                   $0.98                 $1.11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BALANCE SHEET DATA                                                                                 At March 31, 2002
                                                                                              2003                   2002
                                                                                              ----                   ----
                                                                                         (In thousands except per share data)
                                                                                         ------------------------------------
                                                                                                     (Unaudited)
Total assets                                                                                 $316,755              $260,568
Interest-earning deposits with other institutions                                              32,476                16,110
Investment securities available for sale                                                       51,310                39,000
Investment securities held to maturity                                                         12,518                12,488
Mortgage-backed securities available for sale                                                  16,001                 7,895
Mortgage-backed securities held to maturity                                                        30                    45
Loans receivable held for sale                                                                  1,586                 1,486
Loans receivable, net                                                                         187,171               176,939
Savings deposits                                                                              259,388               206,922
FHLB advances                                                                                  24,713                21,622
Retained earnings                                                                              29,010                27,688
Stockholders' equity                                                                           27,385                26,600
Stockholders' equity per share                                                                 $14.55                $13.81





STATISTICAL PROFILE                                                      Three months ended               Nine months ended
                                                                             March 31,                         March 31,
                                                                         ------------------               ------------------
                                                                         2003         2002                 2003        2002
                                                                         ----         ----                 ----        ----
Average yield earned on all interest-earning assets                      5.47 %       6.39 %               5.66 %      6.62 %
Average rate paid on all interest-bearing liabilities                    3.16         3.84                 3.37        4.18
Average interest rate spread                                             2.31         2.55                 2.29        2.44
Net yield on average interest-earning assets                             2.72         3.09                 2.74        3.03
Average interest-earning assets as a percentage of
      average interest-bearing liabilities                             115.14       116.20               115.47      116.44
Return on average assets (1)                                             0.83         1.16                 0.96        1.20
Return on average equity  (1)                                            8.29        11.20                 9.76       11.56
Average equity to average assets                                        10.01        10.37                 9.82       10.34

--------------------------
(1) Amounts are annualized

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended March 31, 2003 was $567,000 compared to $750,000 for the same period in the prior year. The decrease of $183,000 or 24.40% was primarily the result of a $151,000 decrease in net interest income, a $138,000 increase in total operating expenses and a $9,000 decrease in other income partially offset by a $113,000 decrease in income taxes. These and other significant fluctuations are discussed below. There was little or no impact to the average balances discussed below resulting from the acquisition of SFSB Holding Company and Stanton Federal Savings Bank.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $151,000 or 7.79% during the three months ended March 31, 2003 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.55% for the quarter ended March 31, 2002 to 2.31% for the quarter ended March 31, 2003. This decrease was partially offset by an increase in the average balance of net earning assets of $11.2 million or 4.45%.

Interest income on loans receivable and loans held for sale decreased by $412,000 or 12.81% during the three months ended March 31, 2003 as compared to the same period in the prior year. This decrease was primarily due to a decrease of $10.1 million or 5.72% in the average outstanding balance of loans receivable compared to the same period in the prior year. The decrease in the average outstanding balance of loans receivable was due to a $12.0 million or 8.48% decrease in the average outstanding balance of mortgage loans which was partially offset by a $1.9 million or 5.29% increase in the average outstanding balance of consumer loans. Additionally, the average yield on loans receivable decreased from 7.29% to 6.74% for the three months ended March 31, 2002 and 2003, respectively. The decrease in the average outstanding balance of loans receivable was primarily the result of loan repayments in excess of loan originations. The decrease in the average yield was primarily due to generally lower market interest rates.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $9,000 or 7.44% during the quarter ended March 31, 2003 as compared to the March 31, 2002 quarter. This decrease was primarily due to a decrease in the average yield on mortgage-backed securities from 5.81% for the quarter ended March 31, 2002 to 5.00% for the quarter ended March 31, 2003. Slightly offsetting the decrease resulting from the decline in the average yield was an increase in the average outstanding balance of mortgage-backed securities of $633,000 or 7.60% during the quarter ended March 31, 2003 as compared to the March 31, 2002 quarter. The decrease in the average yield was primarily due to a decline in market interest rates which resulted in increased repayments and downward re-pricing of adjustable rate securities. At March 31, 2003, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $213,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 5.35% at March 31, 2003. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities are not sold. The mortgage-backed securities held to maturity portfolio consists of one adjustable-rate collateralized mortgage obligation (CMO) with a yield of 2.53% at March 31, 2003. At March 31, 2003, the Bank's portfolio of mortgage-backed securities held to maturity had an amortized cost and fair market value of $30,000. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities re-price. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale decreased during the three months ended March 31, 2003 by $21,000 or 3.51% from the comparable period in 2002, primarily due to a decrease in the average yield on investment securities from 4.57% for the quarter ended March 31, 2002 to 3.82% for the quarter ended March 31, 2003. The average outstanding balance of investment securities increased $8.3 million or 15.55% for the quarter ended March 31, 2003 as compared to the same period in the prior fiscal year. The increase in the average outstanding balance was primarily due to purchases made during the period. At March 31, 2003, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $884,000 and $83,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended March 31, 2003 by $18,000 or 35.29% from the comparable period in 2002. This increase was primarily due to an increase of $12.4 million or 92.81% in the average outstanding balance of interest-earning deposits for the quarter ended March 31, 2003 as compared to the March 31, 2002 quarter. This increase was, to a large extent, offset by a decrease in the average yield on interest-earning deposits from 1.55% for the quarter ended March 31, 2002 to 1.06% for the quarter ended March 31, 2003. The increase in the average balance was primarily due to increases in deposit balances and the investment of excess funds resulting from repayments of loans and investment and mortgage-backed securities.

Interest expense on interest-bearing deposits decreased by $274,000 or 15.79% for the quarter ended March 31, 2003, compared to the same period in 2002. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 3.62% for the three months ended March 31, 2002 to 2.87% for the three months ended March 31, 2003. This decrease was partially offset by an $11.7 million or 6.02% increase in the average outstanding balance of such deposits during the three months ended March 31, 2003 as compared to the same period of the prior year.

Interest expense on borrowings for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 remained relatively the same. This consistency was the result of an insignificant change in the average outstanding balance of FHLB advances coupled with a constant average rate paid on borrowings of 5.81%.

PROVISION FOR LOAN LOSSES. The Bank provided $3,000 to its allowance for loan losses for the quarter ended March 31, 2003 and $5,000 to its allowance for loan losses for the quarter ended March 31, 2002. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At March 31, 2003, the allowance for loan losses amounted to $2.0 million or 1.06% of the total loan portfolio compared to $1.8 million or 1.00% of the total loan portfolio at March 31, 2002. The increase in the allowance for loan losses was primarily the result of the acquisition of loans and their corresponding allowance for loan losses related to the purchase of SFSB Holding Company.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the nine months ended March 31, 2003. Thus, the level of the allowance for loan losses as a percentage of the loan portfolio is substantially unchanged from June 30, 2002. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income decreased by $9,000 or 4.25% to $203,000 for the quarter ended March 31, 2003 as compared to the same period in 2002. This was the result of a decrease in service charge income of $11,000 and a $4,000 decrease in the gain on the sale of loans held for sale partially offset by a $6,000 increase in other operating income.

OPERATING EXPENSES. Total operating expenses increased by $138,000 or 13.21% during the quarter ended March 31, 2003 as compared to the same quarter in 2002. This increase was primarily due to a $77,000 increase in premises and occupancy expense, a $47,000 increase in other operating expenses and a $33,000 increase in compensation and benefits expense. The $77,000 increase in premises and occupancy expense was primarily the result of one-time expenses related to the recent change in data processors. Additionally, data processing expense increased $5,000. These increases were partially offset by a $19,000 decrease in net loss on real estate owned and a $5,000 decrease in professional fees.

INCOME TAX EXPENSE. Income tax expense decreased by $113,000 for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 primarily as a result of lower pre-tax income. Additionally, the effective tax rate decreased slightly from 31.88% for the 2002 quarter to 29.57% for the 2003 quarter.

           COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002


GENERAL. The Company's net income for the nine months ended March 31, 2003 was $2.0 million compared to $2.3 million for the same period in the prior year. The decrease of $335,000 or 14.48% was primarily the result of a $214,000 decrease in net interest income, a $211,000 increase in other operating expense and a $97,000 decrease in other income partially offset by a $182,000 decrease in income taxes. These and other significant fluctuations are discussed below. There was little or no impact to the average balances discussed below resulting from the acquisition of SFSB Holding Company and Stanton Federal Savings Bank.

NET INTEREST INCOME. Net interest income decreased by $214,000 or 3.76% during the nine months ended March 31, 2003 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.44% for the nine months ended March 31, 2002 to 2.29% for the nine months ended March 31, 2003. This decrease was slightly offset by an increase in the average balance of net earning assets of $283,000 or 0.80%.

Interest income on loans receivable and loans held for sale decreased by $897,000 or 9.11% during the nine months ended March 31, 2003 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.45% for the nine months ended March 31, 2002 to 6.93% for the nine months ended March 31, 2003. Additionally, the average outstanding balance of loans receivable decreased $4.1 million or 2.31% compared to the same period in the prior year. The decrease in the average outstanding balance of loans receivable was primarily due to a $5.0 million or 3.58% decrease in the average outstanding balance of mortgage loans which was partially offset by a $943,000 or 2.62% increase in the average outstanding balance of consumer loans. The decrease in the average yield was primarily due to lower market interest rates.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $33,000 or 8.21% during the nine months ended March 31, 2003 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on mortgage-backed securities from 6.01% to 5.34% for the nine months ended March 31, 2002 and 2003, respectively. This decrease was partially offset by a $288,000 or 3.23% increase in the average outstanding balance of mortgage-backed securities during the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002.

Interest income on investments held to maturity and investments available for sale decreased during the nine months ended March 31, 2003 by $250,000 or 12.66% from the comparable period in 2002. This decrease was primarily due to a decrease in the average yield on investment securities from 5.05% for the nine months ended March 31, 2002 to 3.99% for the nine months ended March 31, 2003. Partially offsetting the decrease resulting from the decline in the average yield was a $5.5 million or 10.52% increase in the average outstanding balance of investment securities. The increase in the average outstanding balance was primarily due to purchases made during the period.

Interest income on interest-earning deposits increased during the nine months ended March 31, 2003 by $50,000 or 22.32% from the comparable period in 2002. This increase was primarily due to an increase of $14.0 million or 102.63% in the average outstanding balance of interest-earning deposits for the nine months ended March 31, 2003 as compared to the same period in the prior year. This increase was, to a large extent, offset by a decrease in the average yield on interest-earning deposits from 2.19% for the nine months ended March 31, 2002 to 1.30% for the nine months ended March 31, 2003. The increase in the average balance was primarily due to increases in deposit balances and repayments of investment and mortgage-backed securities which exceeded the demand for loans.

Interest expense on interest-bearing deposits decreased by $916,000 or 15.81% for the nine months ended March 31, 2003 compared to the same period in 2002. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 3.98% for the nine months ended March 31, 2002 to 3.11% for the nine months ended March 31, 2003. This decrease was partially offset by an increase of $15.4 million or 7.94% in the average outstanding balance of savings deposits during the nine months ended March 31, 2003 as compared to the same period of the prior year.

Interest expense on borrowings for the nine months ended March 31, 2003 compared to the nine months ended March 31, 2002 remained the same. This consistency was the result of an insignificant change in the average outstanding balance of FHLB advances coupled with the steady average rate paid on borrowings of 5.81%.

PROVISION FOR LOAN LOSSES. The Bank provided $9,000 to its allowance for loan losses for the nine months ended March 31, 2003 and $14,000 for the nine months ended March 31, 2002. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

OTHER INCOME. Total other income decreased by $97,000 or 12.93% to $653,000 for the nine months ended March 31, 2003 as compared to the same period in 2002. This was primarily the result of a $51,000 decrease in the net gain on the sale of investments and mortgage-backed securities available for sale, a $41,000 decrease in service charges and an $11,000 decrease in the gain on the sale of loans held for sale. These decreases were partially offset by a $6,000 increase in other operating income.

OPERATING EXPENSES. Total operating expenses increased by $211,000 or 6.92% during the nine months ended March 31, 2003 as compared to the same period in 2002. This increase was primarily due to a $77,000 increase in compensation and benefits, a $77,000 increase in premises and occupancy expense and a $37,000 increase in other operating expense. Additionally, there was a $27,000 increase in data processing expense and a $10,000 increase in professional fees. The $77,000 increase in premises and occupancy expense was primarily the result of one-time expenses related to the recent change in data processors. These increases were partially offset by a $17,000 decrease in net loss on real estate owned.

INCOME TAX EXPENSE. Income tax expense decreased by $182,000 or 17.01% for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002 primarily as a result of lower pre-tax income. Additionally, the effective tax rate decreased slightly from 31.63% for the nine months ended March 31, 2002 to 30.98% for the same period in 2003.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $38.7 million or 13.92% from June 30, 2002 to March 31, 2003. The majority of this increase was comprised of an increase in marketable securities of $20.1 million or 35.32% and an increase in loans of $8.8 million or 4.96% both of which resulted primarily from the acquisition of SFSB Holding Company and Stanton Federal Savings Bank. Additionally, goodwill and other intangible assets were established with regard to the acquisition of Stanton Federal Savings Bank in the amount of $2.7 million and $2.0 million, respectively. Deposits increased $34.0 million and borrowed funds increased $3.1 million primarily resulting from the acquisition of Stanton Federal Savings Bank. See Note 5 of "Notes to Unaudited Consolidated Financial Statements."

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2003, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 8.29% and 12.96%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 2003.


                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based  Risk-Based
                                        Capital       Capital      Capital
                                        -------       -------      -------
                                           (Dollar amounts in thousands)

Equity capital (1)                      $22,243       $22,243      $22,243
Plus general valuation allowances (2)         -             -        2.014
Plus allowable unrealized gains               -             -           18
                                        -------       -------       ------
   Total regulatory capital              22,243        22,243       24,275
Minimum required capital                 10,737         7,494       14,987
                                        -------       -------       ------
   Excess regulatory capital            $11,506       $14,749       $9,288
                                        =======       =======       ======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $13,422       $11,240      $18,734
                                        =======       =======      =======

Regulatory capital as a percentage (3)     8.29%        11.87%       12.96%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    4.29%         7.87%        4.96%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====

---------------------------------------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended March 31, 2003.
(2)      Limited to 1.25% of risk adjusted assets.
(3) Tier I capital is calculated as a percentage of adjusted total assets of $268,432. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $187,341.

ACQUISITION

On March 28, 2003, the Company completed the acquisition of SFSB Holding Company and Stanton Federal Savings Bank. See Note 5 of "Notes to Unaudited Consolidated Financial Statements."

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan loss, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan loss is contained in the discussion on "Provision for Loan Losses" on pages 13 and 16 herein.

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

In November 2002, FASB issued FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation elaborates on the existing disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued ("disclosure requirements"). This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee ("recognition and measurement provisions"). The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions did not have a material effect on the Company. The disclosure requirements are effective for interim and annual periods ending after December 15, 2002. The Company's disclosure of guarantees is included in Note 6 to the Notes to Unaudited Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The new guidance was effective for interim periods beginning after December 15, 2002. The pro forma disclosure requirements are included in the notes to unaudited consolidated financial statements.

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

Item 6.  Exhibits and Reports on Form 8-K

      Exhibits
      --------

        99.1 Certification of President and CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

        99.2     Certification of Senior Vice President and CFO pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                  Reports on Form 8-K
                  -------------------

                  On March 28, 2003, Laurel Capital Group, Inc. ("Laurel") filed a Form 8-K to report under "Item 5. Other Events" that Laurel had completed the acquisition of SFSB Holding Company and its wholly owned subsidiary, Stanton Federal Savings Bank. No financial statements were required to be filed with the Form 8-K.

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


Date: May 20, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
      a. all significant deficiencies in the design or operation of internal controls which could adversely affect theregistrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003



/s/ Edwin R. Maus
-------------------------------------
Edwin R. Maus
President and Chief Executive Officer

        CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-
                                OXLEY ACT OF 2002



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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

May 20, 2003



/s/ John A. Howard, Jr.
------------------------------
John A. Howard Jr.
Senior Vice President and
Chief Financial Officer