Form 10-K
period 2003-06-30
LAUREL CAPITAL GROUP INC
filed 2003-09-29
CIK 892158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of September 15, 2003, the aggregate value of the shares of Common Stock of the Registrant issued and outstanding on such date, which excludes shares held by all directors and officers of the Registrant as a group, was approximately $35.6 million. This figure is based on the mean of the bid and asked prices of $20.45 per share of the Registrant's Common Stock on September 15, 2003.

Number of shares of Common Stock outstanding as of September 15, 2003: 1,884,567

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 2003 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2003 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

         Laurel Capital Group, Inc. (the "Company") is a bank holding company whose primary asset is the common stock of its wholly owned subsidiary Laurel Savings Bank ("Laurel Savings" or the "Bank"). The Bank's business is conducted through its corporate headquarters located in Allison Park, Pennsylvania as well as six branch offices located in Allegheny County and one branch office located in Butler County, Pennsylvania. Additionally, the Bank has one active subsidiary, Laurel Financial Group, Inc. ("LFG") whose headquarters are located in Wilmington, Delaware. At June 30, 2003 LFG had assets of approximately $5.8 million consisting primarily of single-family residential loans. At June 30, 2003, the Company had total assets of $322.7 million and stockholders' equity of $27.7 million or 8.58% of total assets. In addition, at such date, the Bank's core capital of $22.8 million and Tier I and Tier II risk-based capital of $22.8 million and $24.9 million, respectively, exceeded the required amounts by $10.7 million, $16.2 million and $11.6 million, respectively. The Bank's corporate headquarters is located at 2724 Harts Run Road, Allison Park, Pennsylvania, its telephone number is (412) 487-7400 and its internet address is WWW.LAURELSB.COM.

         Laurel Savings is primarily engaged in attracting deposits from the general public and using these funds to originate permanent first mortgage loans on single-family residential properties, and, to a lesser extent, multi-family residential loans, construction and development loans, commercial real estate loans and consumer loans. Laurel Savings' revenue is primarily derived from interest income on its loan portfolio. The Bank's principal expenses are interest expense on deposits and other operating expenses. The principal sources of funds for Laurel Savings' lending activities are its deposits and amortization and prepayments of outstanding loans and investment securities.

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

MARKET AREA

         The Bank's principal market area consists of Allegheny and Butler counties, Pennsylvania, which includes the City of Pittsburgh, the region's major metropolitan center and the hub of the Pittsburgh Metropolitan Statistical Area ("MSA"). The Bank's business is conducted through its corporate office located in Allison Park, a suburb of Pittsburgh, and seven branch offices. Substantially all of the Bank's deposits are received from residents of its principal market area and most of its loans are secured by properties in Allegheny and Butler counties. Although the Bank has no branches in downtown Pittsburgh, the Bank participates in the STAR(TM), Cirrus(TM), Pulse(TM) and Jeanie(TM) automatic teller machine ("ATM") networks which provide customers with access to their deposits at thousands of locations throughout metropolitan Pittsburgh and Pennsylvania, as well as other states. The Bank is also a member of the Freedom ATM Alliance (the "Alliance"), a consortium of 27 financial institutions, the majority of which are located in southwestern Pennsylvania. The Alliance provides surcharge-free transactions to customers of Alliance members at over 440 ATMs throughout the region.

         The population of the Bank's principal market area is approximately 1.5 million. The area's economy has been undergoing a transition from heavy industry to one of service, health care, advanced technology, light manufacturing and education industries. As a result of this transition, unemployment in the Pittsburgh MSA is 5.7% compared to 5.7% for the state of Pennsylvania and 6.4% for the United States. Housing costs are below the national average resulting in over 71.7% of the area's residents owning their own home. While the area will likely experience job losses to corporate mergers and downsizing in the future, the Company believes the diversity of the area's industry will continue to provide a stable economy.

LENDING ACTIVITIES

         GENERAL. Laurel Savings has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans' Affairs ("VA"). At June 30, 2003, Laurel Savings' total loan portfolio amounted to $190.1 million, representing approximately 58.9% of the Bank's total assets at that date. Permanent loans secured by single-family (one-to-four units) residential properties amounted to $119.0 million or 62.6% of the total loan portfolio at June 30, 2003. At June 30, 2003, multi-family (over four units) residential loans amounted to $2.6 million or 1.4% of the total loan portfolio while construction and development loans totaled $14.7 million or 7.7% of the total loan portfolio and commercial real estate loans totaled $5.3 million or 2.8% of the total loan portfolio. The Bank's consumer loans, the second largest component of the Bank's total loan portfolio, amounted to $45.5 million or 23.9% of such portfolio at June 30, 2003. Commercial and other loans, which make up the remainder of the portfolio, amounted to $3.0 million or 1.6% of the loans outstanding at June 30, 2003.

         The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                      As of June 30,
                             ----------------------------------------------------------------------------------------------
                                   2003               2002                2001                2000               1999
                             ----------------    ---------------    ----------------    ----------------   ----------------
                              Amount      %      Amount      %       Amount      %       Amount      %      Amount      %
                             --------   -----    --------  -----    --------   -----    --------   -----   --------   -----
                                                                 (Dollars in Thousands)
Real estate loans:

  Single-family              $118,962    62.6%   $131,359   71.1%   $130,039    70.3%   $125,276    69.8%  $112,334    72.6%

  Multi-family                  2,640     1.4%      3,202    1.7%      2,892     1.6%      2,476     1.4%     1,612     1.0%

  Construction and
      development (1)          14,728     7.7%      9,687    5.3%     10,763     5.8%     10,167     5.7%     2,268     1.5%

  Commercial                    5,337     2.8%      4,496    2.4%      5,051     2.7%      5,391     3.0%     5,375     3.5%
                             --------   -----    --------  -----    --------   -----    --------   -----   --------   -----

    Total real estate loans   141,667    74.5%    148,744   80.5%    148,745    80.4%    143,310    79.9%   121,589    78.6%

Commercial and other loans      3,012     1.6%      1,560     .8%      1,707      .9%        919      .5%       941      .6%

Consumer loans (2)             45,463    23.9%     34,461   18.7%     34,441    18.7%     35,110    19.6%    32,101    20.8%
                             --------   -----    --------  -----    --------   -----    --------   -----   --------   -----

    Total loans              $190,142   100.0%   $184,765  100.0%   $184,893   100.0%   $179,339   100.0%  $154,631   100.0%
                             --------   =====    --------  =====    --------   =====    --------   =====   --------   =====

Less:

  Loans in process             (7,314)             (4,719)            (6,160)             (7,796)              (987)

  Allowance for
      loan losses              (2,006)             (1,803)            (1,759)             (1,798)            (1,866)

  Unamortized costs and
      fees                        380                  79                (66)               (224)              (388)
                             --------            --------           --------            --------           --------

  Net loans receivable       $181,202            $178,322           $176,908            $169,521           $151,390
                             ========            ========           ========            ========           ========

  Loans held for sale (3)    $  1,439            $  1,371           $  1,701            $  1,514           $  1,562
                             ========            ========           ========            ========           ========

------------------

(1) The $14.7 million construction and development loan portfolio outstanding at June 30, 2003 consisted of adjustable-rate construction loans totaling $5.8 million and fixed-rate construction loans totaling $8.9 million.

(2) Consumer loans consist primarily of installment loans, auto loans, home equity loans and loans on savings accounts. For additional information regarding these loans, see Note 4 to the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders ("Annual Report") set forth as Exhibit 13 hereto.

(3)       Loans held for sale consist of guaranteed student loans.

         MATURITIES AND REPRICING OF LOANS. The following table sets forth the contractual principal repayments of the total loan portfolio of the Bank as of June 30, 2003 by categories of loans. Loans with adjustable interest rates are shown in the year that interest rates are next scheduled to adjust rather than the year that they are contractually due. Fixed rate loans are included in the year that they are contractually due. The amounts shown for each period do not take into account either loan prepayments or scheduled amortization of the Bank's loan portfolio.

                                              Loan Maturities and Repricing in Year Ended June 30,
                             -----------------------------------------------------------------------------------
                                 Total
                             Outstanding at              2005 -      2007 -      2009 -                 2025 and
                             June 30, 2003    2004        2006        2008        2014    2015 - 2024  Thereafter
                             -------------  --------    --------    --------    --------  -----------  ----------
                                                                (In Thousands)
Fixed-rate mortgage
  loans                         $104,100    $    341    $    195    $  1,057    $  9,338    $ 39,483    $ 53,686
Adjustable-rate
  mortgage loans                  22,839      12,249       3,886       6,423         281           -           -
Construction                      14,728      10,797           -       2,500       1,431           -           -
Consumer and other

  loans                           48,475       3,027       3,399      11,424      13,857      14,592       2,176
                                --------    --------    --------    --------    --------    --------    --------
     Total                      $190,142    $ 26,414    $  7,480    $ 21,404    $ 24,907    $ 54,075    $ 55,862
                                ========    ========    ========    ========    ========    ========    ========

         Contractual repayments due after June 30, 2004 amount to $141.1 million for fixed interest rate loans and $24.9 million for adjustable or floating interest rate loans. Contractual maturities of loans do not reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Scheduled principal amortization also reduces the average maturity of the loan portfolio. The average life of mortgage loans tends to increase, however, when current mortgage rates substantially exceed rates on existing mortgages and conversely, decrease when rates on existing mortgages substantially exceed current mortgage loan rates.

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

         Under policies adopted by the Bank's Board of Trustees, the Bank limits the loan-to-value ratio to 95% on residential mortgage loans and requires that private mortgage insurance be obtained that reduces the Bank's loan-to-value ratio to 80%. The loan-to-value ratio on second mortgages may not exceed 100% of the property value including the amount of the first mortgage on the property. Construction and development and commercial real estate loans generally are made for no more than 95% and 80%, respectively, of the appraised value of the property. With respect to construction and development loans, such value reflects the projected value of the property upon completion.

         Historically, the Bank has not been an active purchaser or seller of loans. The sales activity conducted by the Bank during fiscal 2003, 2002 and 2001 primarily focused on the sale of student loans.

         The following table shows total loan origination, purchase and repayment activities of the Bank during the periods indicated.

                                                    Year Ended June 30,
                                            2003      2002      2001      2000       1999
                                           -------  --------   -------   -------   -------
                                                       (In Thousands)
Real estate originations:
  Residential:
    Single-family                          $28,881   $30,238   $13,790   $28,560   $18,252
    Multi-family                               124     1,179     1,267       836        --
  Commercial                                 1,256     1,070       530       119        --
  Construction and development (1)          14,396    11,926    12,268    11,026     2,691
                                           -------   -------   -------   -------   -------
        Total real estate
        loan originations                   44,657    44,413    27,855    40,541    20,943
Consumer and other loan
    originations (2)                        24,960    21,773    13,702    16,424    20,044
                                           -------   -------   -------   -------   -------
        Total loan originations             69,617    66,186    41,557    56,965    40,987
Loan participation interests
    purchased                                   --        --        --        --       500

Loans acquired                              24,555        --        --        --        --
                                           -------   -------   -------   -------   -------
        Total loan
        originations, loan
        participation
        interests purchased
        and loans acquired                  94,172    66,186    41,557    56,965    41,487
                                           -------   -------   -------   -------   -------

Students loans sold                            612     1,098       687       865       952
Principal loan repayments                   90,383    63,759    32,842    37,881    39,991
Other, net (3)                                 229       245       454       136       349
                                           -------   -------   -------   -------   -------
        Total principal loan
        repayments and other                91,224    65,102    33,983    38,882    41,292
                                           -------   -------   -------   -------   -------

Net increase in loans receivable,
    net and loans held  for sale           $ 2,948   $ 1,084   $ 7,574   $18,083   $   195
                                           =======   =======   =======   =======   =======

----------------------

(1) Construction and development loans are classified as either a residential or commercial real estate loan at the time of origination depending on the nature of the property securing the loan. Construction loan originations totaled $14.4 million during fiscal 2003, of which $7.1 million were adjustable-rate loans and $7.3 million were fixed-rate loans.

(2)      Includes student loans held for sale

(3) Includes transfers to real estate owned and all activity in the allowance for possible loan losses.

LENDING PROGRAMS AND POLICIES

         RESIDENTIAL LENDING. Historically, the Banks' lending activity has consisted largely of the origination of long-term, fixed-rate residential mortgage loans secured by one-to-four family residential properties. As a result, at June 30, 2003, $98.9 million or 52.0% of the Bank's total loan portfolio consisted of long-term loans with fixed-rates of interest which were secured by first mortgages on one-to-four family residential properties. During fiscal 2003, 2002 and 2001, the Bank originated $26.3 million, $22.5 million and $8.6 million, respectively, of fixed-rate single-family mortgage loans. Due to the lower interest rate environment during fiscal 2003 and 2002, the Bank found the largest portion of its single-family loan demand to be for fixed-rate loans. The significant increase in principal loan repayments in fiscal 2003 and 2002 primarily relates to refinancing activity concerning one-to-four family loans in the low interest rate environment.

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

         In addition, Laurel Savings originates adjustable rate mortgages ("ARMs") with up to a 30-year amortization schedule. On all ARMs currently offered by the Bank, payments are adjusted with each interest rate adjustment so that the term of the ARM is not affected. The Bank currently offers one, three, and five year adjustable rate loans. Interest rate adjustments occur every one, three or five years and are based on the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity that matches the loan type. All three loan types limit interest rate increases to 6% over the life of the loan and limit decreases to 2% below the initial rate. The one year ARM has a 2% maximum increase per adjustment while the three and five year loans have a maximum increase of 3% per adjustment. All of these loans may be converted to fixed rate loans. The Bank does not offer ARMs with below market introductory or "teaser" rates. Although Laurel Savings intends to continue to emphasize the origination of ARMs in order to reduce the impact on its operations of rapid increases in market rates of interest, such loans generally do not adjust as rapidly as changes in the Bank's cost of funds. At June 30, 2003, $20.1 million or 10.6% of the Bank's total loan portfolio consisted of ARMs on one-to-four family residential real estate.

         COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Bank originated $124,000 of multi-family residential real estate loans and $1.3 million of commercial real estate loans in fiscal 2003. At June 30, 2003, the Bank's multi-family residential real estate loans and commercial real estate loans amounted to $2.6 million and $5.3 million, respectively, or 1.4% and 2.8% of the total loan portfolio, respectively. Such loans generally earn rates of that which exceed the rates on single-family residential real estate loans and are usually for shorter terms. Such loans are offered with interest rates that generally adjust annually at 1% to 2% over the Bank Prime Lending Rate as published in the Wall Street Journal or are fixed for the term of the loan. These loans have up to 30-year amortization schedules. The Bank's multi-family real estate loans are secured primarily by apartment buildings and its commercial real estate loans are secured primarily by other income-producing properties located in the Pittsburgh MSA, including office buildings and warehouses. Of the $8.0 million of commercial and multi-family loans at June 30, 2003, $6.5 million have fixed rates of interest and $1.4 million have adjustable rates of interest.

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

         CONSTRUCTION AND DEVELOPMENT LENDING. The Bank's construction and development loans accounted for 32.2% of the real estate loans originated in fiscal 2003, 26.9% in fiscal 2002 and 44.0% in fiscal 2001. Such loans are generally used to fund the construction of residential properties for owner-occupancy although the Bank has originated commercial construction and land acquisition and development loans to a limited degree. Most of the Bank's residential construction loans are originated in connection with providing permanent financing on the construction project. The interest rate on the permanent loan is set at the time of the origination of the construction loan. Construction and development loans are classified as either residential or commercial real estate loans at the time of origination, depending on the nature of the property securing the loan. At June 30, 2003, construction and development loans amounted to $14.7 million. The origination of construction and development loans during fiscal 2003 was primarily due to the continued demand for new homes in the Bank's market area.

         The majority of the Bank's construction and development loans are made to homeowners. Speculative construction loans on unsold properties carry more risk than pre-sold or individual construction loans originated by the Bank because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank attempts to mitigate these risks by, among other things, working with builders with whom it has established relationships and by generally limiting the number of unsold homes under construction.

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

         CONSUMER LENDING. The Bank has continued to emphasize the origination of consumer loans. As a result, such loans have increased as a percentage of the total loan portfolio from 20.8% of the total loan portfolio at June 30, 1999 to 23.9% of the total loan portfolio at June 30, 2003, primarily as a result of the Bank's increased origination of fixed-rate home equity loans. The Bank originated $25.0 million, $21.8 million and $13.7 million of consumer loans in fiscal 2003, 2002 and 2001 out of total loan originations, purchases and acquisitions of $94.2 million, $66.2 million and $41.6 million, respectively. Although consumer loans may involve a greater risk of loss than residential real estate loans due to the nature of the collateral involved (or the absence of collateral), the Bank carefully reviews the creditworthiness of the borrower and, where applicable, the value of the collateral for such loans. However, since the amount outstanding on each individual loan is smaller, the risk of financial loss per loan is lower when compared to mortgage and commercial lending.

         Installment loans accounted for $45.1 million or 99.2% of all consumer loans at June 30, 2003. Installment loans generally have terms of less than five years with fixed rates of interest. Home equity loans, which make up the majority of the Bank's total installment loans, typically have fixed interest rates and terms up to 20 years, although a majority of such loans have terms of ten years or less. The Bank does not require that it hold the first mortgage on the secured property. The Bank also offers a home equity line of credit with an adjustable rate of interest.

         Loans on savings accounts are also offered with the interest rates generally set at the higher of the underlying collateral rate plus 3% or the current Federal Reserve Board discount rate plus 5%. The interest rate is adjusted if the rate on the account or the Federal Reserve Board discount rate changes. Such loans are generally made for up to 90% of the amount in the savings account and accounted for $350,000 or 0.8% of the consumer loan portfolio at June 30, 2003.

         REGULATORY REQUIREMENTS. The aggregate amount of loans that the Bank may make to any one borrower is limited to 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus when the loan is fully secured by readily marketable securities. At June 30, 2003, the Bank's loans to one borrower limit was approximately $4.0 million. The largest aggregate amount of loans by the Bank to any one borrower, including related entities, was a $2.5 million construction loan for the development of single and multi-family residences. This loan was current in accordance with its original terms as of June 30, 2003.

         The Bank is also subject to regulations which limit the amount of a real estate loan to a specified percentage of the value of the property securing the loan (referred to as the "loan-to-value ratio"). Such regulations provide that at the time of origination, a real estate loan may not exceed 100% of the appraised value of the secured property. Maximum loan-to-value ratios for each type of real estate loan made by an institution are to be established by the institution's board of trustees. If the amount of a home loan originated or refinanced is in excess of 80% of the appraised value, the institution is required to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the secured property.

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

         In addition to interest earned on loans and income from servicing of loans, the Bank receives fees in connection with loan modifications, late payments, changes of property ownership and for miscellaneous services related to its loans. Funds from these activities vary from period to period with the volume and type of loans originated, sold and purchased, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. The fees received by the Bank in connection with the origination of mortgage loans on existing properties generally range from zero to three points, with a point being equivalent to 1% of the principal amount of the loan.

         Loan origination fees and certain related direct loan origination costs are offset and the resulting net amount is deferred and amortized over the life of the related loans as an adjustment to the yield of such related loans. In addition, commitment fees are offset against related direct costs and the resulting net amount is generally recognized over the life of the related loans as an adjustment to the yield, if the commitment is exercised, or if the commitment expires unexercised, recognized upon expiration of the commitment.

NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

         When a borrower fails to make a required payment on a loan, Laurel Savings attempts to cause the deficiency to be cured by contacting the borrower and seeking payment. A late charge is generally assessed after 20 days. Contacts are generally made after a payment is more than 30 days past due. In most cases, the deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank will generally institute measures to remedy the default including, in the case of mortgage loans, commencing a foreclosure action, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure or obtaining from the borrower the collateral which secures a non-mortgage obligation.

         The recognition of interest income on all loans is discontinued when, in the judgment of management, the probability of collection is deemed to be insufficient or when the loan becomes 90 days past due, whichever occurs first. All unpaid accrued interest on such loans is reserved. Consumer loans more than 120 days or 180 days delinquent (depending on the nature of the loan) are generally required to be written off.

         If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a public auction at which the Bank may participate as a bidder at the sale. If the Bank is the successful bidder, the acquired property is then included in the Bank's "real estate owned" account until it is sold. The Bank is permitted to finance the sales of these properties by "loans to facilitate," which involve a lower down payment or a longer term than would be generally allowed by the Bank's underwriting standards. At June 30, 2003, the Bank had no loans to facilitate.

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

         The following table sets forth information regarding the Bank's non-accrual loans and real estate owned at the dates indicated. The Bank did not have any troubled debt restructurings at June 30, 2003.

                                                                            June 30,
                                                ----------------------------------------------------------------------
                                                   2003             2002           2001           2000         1999
                                                   ----             ----           ----           ----         ----
                                                                         (Dollars in Thousands)
Non-accruing loans:
  Single-family residential real estate         $       572     $        232    $      467    $       476    $     364
  Commercial real estate                                282                -            31             36            -
  Multi-family residential                                -                -             -             22           22
  Consumer and other loans                              102               55            25             26           90
                                                -----------     ------------    ----------    -----------    ---------
    Total non-accruing loans                    $       956     $        287    $      523    $       560    $     476
                                                ===========     ============    ==========    ===========    =========
Total non-performing loans as a percentage
  of net loans receivable                              0.53%            0.11%         0.30%          0.33%        0.31%
                                                ===========     ============    ==========    ===========    =========
Total real estate owned, net of related
  reserves                                      $         -     $        131    $      290    $         -    $     377
                                                ===========     ============    ==========    ===========    =========
Total non-performing loans and real estate
  owned as a percentage of total assets                0.30%            0.12%         0.20%          0.22%        0.37%
                                                ===========     ============    ==========    ===========    =========

         Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified as substandard and doubtful, the institution is required to establish prudent general loan loss reserves in accordance with accounting principles generally accepted in the United States of America. Assets classified as loss must be completely written off. A category designated "special mention" also must be established and maintained for assets not currently requiring classification under federal regulations but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and to set aside appropriate loss reserves on the basis of such classification. At June 30, 2003, the Bank's classified assets totaled $1.5 million of which $1.4 million was classified as substandard and $70,000 was classified as doubtful. Classified assets consists of the Bank's non-performing residential real estate loans, consumer loans, certain loans which were delinquent between 15 and 90 days and other current loans which have in the past displayed characteristics which reflect potential weaknesses.

         ALLOWANCES FOR ESTIMATED LOAN LOSSES. Provisions for loan losses on first mortgage and other loans are charged to earnings in amounts that result in allowances sufficient, in management's judgment, to cover anticipated losses in the Bank's loan portfolio. In determining the appropriate level of provisions for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. The Bank's allowances for loan losses totaled $2.0 million at June 30, 2003 or 1.1% of total net loans outstanding at such date. The Bank's management believes that its present allowances for losses are sufficient to cover anticipated losses in the Bank's loan portfolio. However, while management uses the best information available to make such determinations, future adjustments to the loan loss allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgements about information available to them at the time of their examination.

         The Bank's asset classification committee, consisting of the Vice President - Credit and Collections, the Chief Executive Officer and the Senior Vice President-Finance, meets on at least a quarterly basis. The committee reviews all non-performing assets to determine the adequacy of reserves. Adjustments are made as needed and the committee's findings are summarized in a detailed report submitted to the Board of Trustees.

         The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated:

                                                                         Year Ended June 30,
                                                ----------------------------------------------------------------------
                                                   2003             2002           2001           2000         1999
                                                   ----             ----           ----           ----         ----
                                                                         (Dollars in Thousands)
Balance at beginning of period                  $     1,803     $      1,759    $    1,798    $     1,866    $   1,852

Charge offs:
  Residential real estate                                (2)               -           (56)           (53)         (14)
  Commercial real estate                                  -                -             -              -            -
  Consumer                                              (28)             (20)          (19)           (46)         (47)
                                                -----------     ------------    ----------    -----------    ---------
Total charge offs                                       (30)             (20)          (75)           (99)         (61)
                                                -----------     ------------    ----------    -----------    ---------
Recoveries:
  Residential real estate                                 -               20             -              -            -
  Consumer                                               12               26            18             13           57
                                                -----------     ------------    ----------    -----------    ---------
Total recoveries                                         12               46            18             13           57
                                                -----------     ------------    ----------    -----------    ---------
Net (chargeoffs) recoveries                             (18)              26           (57)           (86)          (4)

Provision for losses on loans                            12               18            18             18           18
Allowance on loans acquired from
  Stanton Federal Savings Bank                          209                -             -              -            -
                                                -----------     ------------    ----------    -----------    ---------

Balance at end of period                        $     2,006     $      1,803    $    1,759    $     1,798    $   1,866
                                                ===========     ============    ==========    ===========    =========

Allowance for loan losses as a
  percent of total net loans
  outstanding                                          1.11%            1.00%         0.99%          1.06%        1.23%
                                                ===========     ============    ==========    ===========    =========
Ratio of net (chargeoffs) recoveries
  to average loans outstanding                        -0.02%            0.01%        -0.03%         -0.05%        0.00%
                                                ===========     ============    ==========    ===========    =========

         The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                        June 30,
                             ----------------------------------------------------------------------------------------------
                                  2003               2002               2001                2000              1999
                                  ----               ----               ----                ----              ----
                                       Percent            Percent            Percent             Percent           Percent
                                      of Loans           of Loans           of Loans            of Loans           of Loans
                                       in Each            in Each            in Each             in Each           in Each
                                      Category           Category           Category            Category           Category
                                      to Total           to Total           to Total            to Total           to Total
                             Amount     Loans   Amount    Loans     Amount    Loans   Amount      Loans   Amount     Loans
                             ------   --------  ------   --------  -------  --------  ------    --------  ------   --------
                                                                 (Dollars in Thousands)
Residential real estate(1)   $  867     70.3%   $  973     76.4%   $  901     76.1%   $  898      75.5%   $  873      74.1%

Multi-family real estate         26      1.4%       32      1.7%       29      1.6%       25       1.4%       17       1.0%

Commercial real estate          148      2.8%       67      2.4%       83      2.7%      164       3.0%      177       3.5%

Consumer and other              965     25.5%      731     19.5%      746     19.6%      711      20.1%      655      21.4%

Unallocated                      --       --        --       --        --       --        --        --       144        --
                             ------    -----    ------    -----    ------    -----    ------     -----    ------     -----

Total                        $2,006    100.0%   $1,803    100.0%   $1,759    100.0%   $1,798     100.0%   $1,866     100.0%
                             ======    =====    ======    =====    ======    =====    ======     =====    ======     =====

---------------------

(1) Includes construction and development loans.

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

      The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                           June 30,
                                                 ---------------------------
                                                  2003      2002      2001
                                                 -------   -------   -------
                                                       (In Thousands)
Mortgage-backed securities held to maturity:
  FNMA REMIC                                     $    27   $    40   $    57
  FHLMC REMIC                                         --        --        93
                                                 -------   -------   -------
     Total                                       $    27   $    40   $   150
                                                 =======   =======   =======

Mortgage-backed securities available for sale:
  GNMA                                           $ 3,283   $ 2,034   $ 3,424
  FNMA                                             4,521     2,597     3,027
  FNMA REMIC                                         432       789        --
  FHLMC                                            1,710     1,523       818
  FHLMC REMIC                                      3,139       824     2,578
  Other - REMIC                                      232        --        --
                                                 -------   -------   -------
     Total                                       $13,317   $ 7,767   $ 9,847
                                                 =======   =======   =======

     Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at June 30, 2003 is presented below.

                                            Amounts at June 30, 2003 Which Mature in
                                --------------------------------------------------------------
                                                              After Five
                                One Year     After One to          To     Over 10
                                or Less       Five Years        10 Years   Years       Total
                                --------     ------------     ----------  -------     -------
                                                      (Dollars in Thousands)
Mortgage-backed securities
  held to maturity:
  FNMA REMIC                    $    --         $    --         $    --    $    27    $    27
                                =======         =======         =======    =======    =======
Weighted average yield               --%             --%             --%       1.9%       1.9%
                                =======         =======         =======    =======    =======
Mortgage-backed securities
  available for sale:
  GNMA                          $    --         $    --         $   355    $ 2,928    $ 3,283
  FNMA                               --              --              77      4,444      4,521
  FNMA REMIC                                                                   432        432
  FHLMC                              --              --             163      1,547      1,710
  FHLMC REMIC                                                     1,198      1,941      3,139
  Other - REMIC                      --              --              --        232        232
                                -------         -------         -------    -------    -------
      Total                     $    --         $    --         $ 1,793    $11,524    $13,317
                                =======         =======         =======    =======    =======
Weighted average yield               --%             --%            5.1%       5.6%       5.5%
                                =======         =======         =======    =======    =======

     Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At June 30, 2003, none of the Bank's mortgage-backed securities were pledged to secure obligations of the Bank.

     The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with accounting principles generally accepted in the United States of America, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

     The following table sets forth the composition and amortized cost of the Bank's investment securities at each of the dates indicated.


                                                     June 30,
                                            ---------------------------
                                             2003       2002      2001
                                            -------   -------   -------
                                                  (In Thousands)
Investment securities held to maturity:
     Corporate notes and commercial paper   $ 9,207   $11,909   $13,937
                                            =======   =======   =======

Investment securities available for sale:
     Municipal obligations                  $15,373   $18,232   $20,335
     Shay Financial Services ARM Fund        22,785    17,845    17,179
     FNMA preferred stock                         -       250       250
     FHLMC preferred stock                      750       750       750
     FNMA stock                                 965       631       249
     FHLMC stock                                999       514       199
     Corporate notes                          3,135         -         -
     CRA Qualified Investment Fund            1,000         -         -
     Other                                      460         -         -
     SLM Student Loan Trust                       -       207       445
     Standard Insurance Company stock             -         -         4
                                            -------   -------   -------

          Total                             $45,467   $38,429   $39,411
                                            =======   =======   =======

         The following table sets forth the composition and maturities of the Bank's investment securities portfolio at June 30, 2003.

                                                 Amounts at June 30, 2003 Which Mature In
                                               ---------------------------------------------
                                               One Year      1 to 5      5 to 10    Over 10
                                                or Less       Years       Years      Years        Total
                                               --------     --------    --------    --------    --------
                                                                 (Dollars in Thousands)
Investment securities held to maturity:
     Corporate notes and commercial paper      $  1,998     $    500    $  3,709    $  3,000    $  9,207
                                               ========     ========    ========    ========    ========
     Weighted average yield                        1.52%        6.74%       3.04%       5.97%       3.87%
                                               ========     ========    ========    ========    ========

Investment securities available for sale:
     Municipal obligations                     $     57     $      -    $    187    $ 15,129    $ 15,373
     Shay Financial Services ARM Fund (1)        22,785            -           -           -      22,785
     FHLMC preferred stock (1)                      750            -           -           -         750
     FMNA stock (1)                                 965            -           -           -         965
     FHLMC stock (1)                                999            -           -           -         999
     Corporate notes                                 --        1,000       1,814         321       3,135
     CRA Qualified Investment Fund (1)            1,000                                            1,000
     Other                                          220            -           -         240         460
                                               --------     --------    --------    --------    --------
          Total                                $ 26,776     $  1,000    $  2,001    $ 15,690    $ 45,467
                                               ========     ========    ========    ========    ========
     Weighted average yield                        2.36%        3.16%       5.21%       5.47%       3.61%
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

         DEPOSITS. The types of deposits currently offered by the Bank include passbook savings accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDAs"), and certificates of deposit ranging in terms from 91 days to ten years. Included among these savings programs are individual retirement accounts ("IRA") and Keogh accounts. Historically, fixed-rate, fixed-term certificates have represented the primary source of deposits.

         The following table sets forth the distribution of the Bank's deposits by type of deposit at the dates indicated.

                                                   As of June 30,
                           ---------------------------------------------------------------
                                   2003                  2002                  2001
                                        % of                   % of                 % of
                            Amount    Deposits    Amount     Deposits   Amount    Deposits
                            ------    --------    ------     --------   ------    --------
                                               (Dollars in Thousands)
Demand and club accounts   $ 47,532     17.9%    $ 32,534      14.4%   $ 30,401     14.8%
NOW deposits                 42,390     16.0%      33,159      14.7%     30,177     14.7%
MMDA's                       19,106      7.2%      17,200       7.6%     15,756      7.7%
Fixed-rate certificates     117,432     44.2%     109,030      48.4%     98,292     47.8%
IRA and Keogh accounts       39,120     14.7%      33,496      14.9%     31,010     15.1%
                           --------    -----     --------      ----    --------    -----

     Total                 $265,580    100.0%    $225,419     100.0%   $205,636    100.0%
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

         The following table sets forth information relating to the Bank's deposit flows during the periods indicated.

                                                     Year Ended June 30,
                                               -------------------------------
                                                 2003        2002       2001
                                               --------    --------   --------
                                                        (In Thousands)
(Decrease) increase before interest credited   ($ 6,319)   $ 13,276   $  5,921
Interest credited                                 5,268       6,507      7,052
Deposits acquired                                41,212           -          -
                                               --------    --------   --------
     Total increase                             $40,161    $ 19,783   $ 12,973
                                                =======    ========   ========

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

         The Bank's deposits are obtained primarily from persons who are residents of Pennsylvania, particularly Allegheny and Butler counties. The Bank does not advertise for deposits outside of Pennsylvania and management believes that an insignificant amount of the Bank's deposits were held by nonresidents of Pennsylvania at June 30, 2003. The Bank has not used brokers to obtain funds to date and management of the Bank does not intend to utilize brokers to obtain such deposits in the future.

         The following table presents, by various interest rate categories, the amounts of certificates of deposit at June 30, 2003 and 2002, as well as the amounts which mature during the periods indicated.

                              As of June 30,            Amount at June 30, 2003 maturing in the year ending June 30,
                            2002           2003             2004            2005            2006         Thereafter
                            ----           ----             ----            ----            ----         ----------
                                                              (In Thousands)
Certificate Accounts:
0.00% to 1.99%           $  6,149       $ 22,231         $ 20,473        $  1,234       $     524        $       -
2.00% to 3.99%             34,401         60,372           32,647          13,092           5,177            9,456
4.00% to 5.99%             63,918         62,531           29,395           5,673           3,818           23,645
6.00% to 7.99%             38,058         11,418            4,578           1,601           1,410            3,829
                         --------       --------         --------        --------       ---------        ---------

Total                    $142,526       $156,552         $ 87,093        $ 21,600       $  10,929        $  36,930
                         ========       ========         ========        ========       =========        =========

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

         As of June 30, 2003, certificates of deposit in amounts of $100,000 or more in the Bank amounted to $20.6 million. The following table sets forth as of June 30, 2003 the distribution of certificates of deposit of $100,000 or more by time remaining to maturity.

                                                           Amount
                                                           ------
                                                       (In Thousands)
Three months or less                                      $   4,639

Over three through six months                                 1,734

Over six though 12 months                                     3,360

Over 12 months                                               10,897
                                                          ---------

    Total                                                 $  20,631
                                                          =========

         The following table presents information concerning deposit accounts at June 30, 2003, including the weighted average rate and the scheduled maturity of certificates of deposit.

                                       Amounts      % of Total   Average
                                   (In Thousands)    Deposits     Rate
Demand and club accounts              $ 47,532          17.9%     0.31%
Now deposits                            42,390          16.0      0.06
MMDA's                                  19,106           7.2      0.74
                                      --------         -----      ----
  Total                                109,028          41.1      0.29
                                      --------         -----      ----
Certificates maturing by quarter:
  September 30, 2003                    33,023          12.4      3.80
  December 31, 2003                     22,571           8.5      3.12
  March 31, 2004                        18,858           7.1      2.79
  June 30, 2004                         12,641           4.8      2.69
  September 30, 2004                     9,914           3.7      3.28
  December 31, 2004                      4,448           1.7      3.79
  March 31, 2005                         3,737           1.4      3.18
  June 30, 2005                          3,501           1.3      3.56
  September 30, 2005                     2,298           0.9      3.48
  December 31, 2005                      2,722           1.0      3.40
  March 31, 2006                         3,725           1.4      4.62
  June 30, 2006                          2,184           0.8      3.80
  Thereafter                            36,930          13.9      4.61
                                      --------         -----      ----
Total certificate accounts             156,552          58.9      3.64
                                      --------         -----      ----
    Total deposits                    $265,580         100.0%     2.27%
                                      ========         =====      ====

         BORROWINGS. Laurel Savings may obtain advances from the FHLB of Pittsburgh upon the security of the capital stock of the FHLB which it owns, deposits with the FHLB of Pittsburgh and certain of its home mortgages, provided certain standards related to creditworthiness are met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At June 30, 2003, 2002 and 2001, the Bank had $24.7 million, $21.6 million and $21.6 million, respectively, of FHLB advances outstanding.

         The following table presents certain information regarding FHLB advances for the periods indicated:

                                         Year Ended June 30,
                                     ---------------------------
                                      2003      2002      2001
                                     -------   -------   -------
                                       (Dollars in Thousands)
FHLB advances:

Average balance outstanding          $22,372   $21,623   $31,927

Maximum amount outstanding at
   any month-end during the period   $24,700   $21,625   $41,923

Weighted average interest rate
   during the period                    5.70%     5.82%     6.18%

Amount outstanding at the end
   of the period                     $24,672   $21,620   $21,626

Weighted average rate at the
   end of the period                    5.26%     5.82%     5.82%

         Many financial institutions obtain funds from sales of securities to institutional investors under agreements to repurchase ("institutional repurchase agreements"), which are considered borrowings. The Bank has not utilized and has no present intention to utilize institutional repurchase agreements as a source of funds.

SUBSIDIARIES

         The Bank has two wholly owned subsidiaries, Laurel Financial Group, Inc. ("LFG"), and Laurel Financial Services Corporation ("LFSC"). LFG is a Delaware business corporation formed in June 2002 to invest in single-family residential loans and investment securities that the Bank is permitted to hold directly under the Pennsylvania Banking Code of 1965, as amended (the "Banking Code"). At June 30, 2003, LFG had assets of approximately $5.8 million which consisted primarily of single-family residential loans. LFSC is currently inactive. At June 30, 2003, LFSC had no assets or liabilities.

EMPLOYEES

         The Bank had 47 full-time employees and 15 part-time employees as of June 30, 2003. None of the employees are represented by a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

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

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of Tier 2 capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2003, the Bank exceeded each of its capital requirements.

         The following table sets forth certain information concerning the Bank's regulatory capital at June 30, 2003.

                                                             Tier 1      Tier 2
                                                   Tier 1     Risk-      Risk-
                                                    Core      Based      Based
                                                  Capital    Capital    Capital
                                                  -------    -------    -------
                                                     (Dollars In Thousands)
Equity capital (1)                                $22,846    $22,846    $22,846
Plus general valuation allowances (2)                  --         --      2,006
Plus allowable unrealized gains                        --         --         12
                                                  -------    -------    -------

        Total regulatory capital                   22,846     22,846     24,864
Minimum required capital                           12,176      6,620     13,240
                                                  -------    -------    -------

        Excess regulatory capital                 $10,670    $16,226    $11,624
                                                  =======    =======    =======
Regulatory capital as a percentage (3)               7.51%     13.80%     15.02%
Minimum required capital percentage                  4.00       4.00       8.00
                                                  -------    -------    -------

        Excess regulatory capital percentage         3.51%      9.80%      7.02%
                                                  =======    =======    =======

-------------------------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Department for the quarter ended June 30, 2003.

(2)      Limited to 1.25% of risk adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total average assets of $304,409. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighed assets of $165,503.

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

         NET OPERATING LOSS CARRYOVERS. For tax years ending in 2003, financial institutions like the Bank may carry back a net operating loss ("NOL") to the preceding two taxable years and forward to the succeeding 20 taxable years. As of June 30, 2003, the Bank had a NOL carryover of approximately $1.3 million for federal income tax purposes. This NOL was acquired as part of the acquisition of SFSB Holding Company which occurred during the current fiscal year.

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

         The Company's federal income tax returns for its tax years beginning after June 30, 1999 and subsequent periods are open under the statute of limitations and are subject to review by the Internal Revenue Service.

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

ITEM 2. PROPERTIES.

         The following table sets forth certain information as of June 30, 2003 with respect to the offices of the Company and Laurel Savings.

                                                                                          Net Book Value of Property
                                               Owned or               Lease              or Leasehold Improvements as
             Location                           Leased           Expiration Date               of June 30, 2003
----------------------------------------       ---------         ----------------        -----------------------------
Allegheny County:

363 Butler Street
     Etna, Pittsburgh                            Owned                                               $80
1416 Mt. Royal Blvd.
     Glenshaw                                    Owned                                                67
1801 Jancey Street
     Morningside, Pittsburgh                     Leased               2006(1)                         --
2724 Harts Run Road
     Allison Park                                Owned                                               439
744 Little Deer Creek Road
     Russellton                                  Owned                                               348
5200 Butler Street
     Lawrenceville, Pittsburgh                   Owned                                               145
900 Saxonburg Boulevard
     Shaler, Pittsburgh                          Owned                                               617

Butler County:

125 West Main Street
     Saxonburg                                   Owned                                               134

-------------------

(1) At June 30, 2006, the Bank will have an option to extend this lease for an additional five years.

         The Bank also has ATMs at its branch offices located at 363 Butler Street, 1801 Jancey Street, 2724 Harts Run Road, 744 Little Deer Creek Road, 125 West Main Street and 900 Saxonburg Boulevard. The Bank participates in the STAR(TM), Cirrus(TM), Pluse(TM) and Jeanie(TM) shared ATM network systems which provides customers with access to their deposits at thousands of locations throughout Pennsylvania, the United States and many foreign countries.

ITEM 3. LEGAL PROCEEDINGS.

         The Company and the Bank are not involved in any pending legal proceedings other than routine, non-material legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from pages 1 and 3 of the Company's Annual Report to Stockholders attached hereto as
Exhibit 13 (the "2003 Annual Report").

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required herein is incorporated by reference from page 31 of the Company's 2003 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required herein is incorporated by reference from pages 32 to 44 of the Company's 2003 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required herein is incorporated by reference from pages 32 to 34 of the Company's 2003 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required herein is incorporated by reference from pages 7 to 30 of the Company's 2003 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

         Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from "Information With Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders for fiscal 2003 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The information required herein is incorporated by reference from "Principal Holders of Common Stock" and "Information With Respect to Nominees For Director, Directors Whose Term Continues and Executive Officers" in the Proxy Statement.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

ITEM 14,PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Not applicable.

PART IV.

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT

         (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 hereto):

         Independent Auditors' Report

         Consolidated Statements of Financial Condition at June 30, 2003 and
         2002

         Consolidated Statements of Operations for the Years Ended June 30, 2003, 2002 and 2001

         Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2003, 2002 and 2001

         Consolidated Statements of Cash Flows for the Years Ended June 30, 2003, 2002 and 2001

         Notes to Consolidated Financial Statements

         (2) All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

         (3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

 No.                                             Exhibits                                                 Page
----  --------------------------------------------------------------------------------------------------  ----
3.1   Articles of Incorporation                                                                              *
3.2   Bylaws                                                                                                 *
4     Common Stock Certificate                                                                               *
10.1  1987 Stock Compensation Program                                                                        *
10.2  1993 Key Employee Stock Compensation Program                                                          **
10.3  1993 Directors' Stock Option Plan                                                                     **
10.4  1996 Stock Option Plan                                                                               ***
10.5  2000 Stock Option Plan                                                                              ****
10.6  Employment agreement between Laurel Savings Bank and Edwin R. Maus                                   ***
11    Earnings Per Share Computation
13    2003 Annual Report to Stockholders
21    See "Business - Subsidiaries" for the required information.
23    Consent of KPMG LLP
31.1  Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the
         Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification of Chief Financial Officer Pursuant to Rules  13a-14 and 15d-14 of the
         Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act
         of 2002
32.1  Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (18 U.S.C. 1350)
32.2  Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         (18 U.S.C. 1350)

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

         (b)      Reports on Form 8-K

         On May 16, 2003, the Company filed a Form 8-K to report under "Item 9. Regulation FD Disclosure (Results of Operations and Financial Condition)" the results of its operations for the quarter ended March 31, 2003. No financial statements were required to be filed with the Form 8-K.

         (c)      See (a)(3) above for all exhibits and the Exhibit Index.

         (d) There are no other financial statements and financial statement schedules which were excluded from the 2003 Annual Report to Stockholders which are required to be included herein.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               LAUREL CAPITAL GROUP, INC.

                               By: /s/ Edwin R. Maus
                                   -----------------
Date: September 29, 2003           Edwin R. Maus, President and
                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Arthur G. Borland                             Date: September 29, 2003
-------------------------------------------------
Arthur G. Borland, Director

 /s/ Richard J. Cessar                             Date: September 29, 2003
-------------------------------------------------
Richard J. Cessar, Chairman of the Board

 /s/ Annette D. Ganassi                            Date: September 29, 2003
-------------------------------------------------
Annette D. Ganassi, Director

 /s/ Richard S. Hamilton                           Date: September 29, 2003
-------------------------------------------------
Richard S. Hamilton, Director

 /s/ Edwin R. Maus                                 Date: September 29, 2003
-------------------------------------------------
Edwin R. Maus, Director, President
 and Chief Executive Officer

 /s/ J. Harold Norris                              Date: September 29, 2003
-------------------------------------------------
J. Harold Norris, Director

 /s/ John A. Howard, Jr.                           Date: September 29, 2003
-------------------------------------------------
John A. Howard, Jr., Senior Vice President,
 Chief Financial Officer and Corporate Secretary/
 Treasurer