Form 10-Q
period 2003-09-30
LAUREL CAPITAL GROUP INC
filed 2003-11-14
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: September 30, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                  to
                               ----------------    ---------------

Commission File Number: 0-23010

                           LAUREL CAPITAL GROUP, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                             25-1717451
-------------------------------                             --------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

          2724 Harts Run Road
       Allison Park, Pennsylvania                                    15101
---------------------------------------                          ------------
(Address of principal executive office)                           (Zip Code)

Registrant's telephone number including area code: (412) 487-7404


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). YES     NO  X
                                                ---    ---

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

                        Class: Common stock, par value $.01 per share Outstanding at November 10, 2003: 1,876,811 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX


                                                                                               PAGE
                                                                                               ----
Part I - Financial Information
------------------------------

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of                                 1
           September 30, 2003 and June 30, 2003

           Consolidated Statements of Operations for the three                                  2
           months ended September 30, 2003 and 2002

           Consolidated Statement of Stockholders' Equity for the                               3
           three months ended September 30, 2003

           Consolidated Statements of Cash Flows for the three                                  4
           months ended September 30, 2003 and 2002

           Notes to Unaudited Consolidated Financial Statements                              5-11

Item 2.    Management's Discussion and Analysis of Financial                                12-18
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          18

Item 4.    Controls and Procedures                                                          18-19

Part II - Other Information
---------------------------

Item 1.    Legal Proceedings                                                                   19

Item 2.    Changes in Securities and Use of Proceeds                                           19

Item 3.    Defaults Upon Senior Securities                                                     19
Item 4.    Submission of Matters to a Vote of
           Security Holders                                                                    20

Item 5.    Other Information                                                                   20

Item 6.    Exhibits and Reports on Form 8-K                                                 20-21

Signatures                                                                                     22

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                                 September 30,       June 30,
                                                                                      2003             2003
-------------------------------------------------------------------------------------------------------------
                                                                                  (unaudited)
      ASSETS

Cash                                                                               $   2,582        $   2,053
Money market investments                                                                 140              137
Interest-earning deposits with other institutions                                     61,490           51,235
Investment securities available for sale                                              43,747           46,603
Investment securities held to maturity  (market value of $12,361 and $9,304)          12,216            9,207
Mortgage-backed securities available for sale                                         10,372           13,478
Mortgage-backed securities held to maturity (market value of $26 and $28)                 25               27
Loans receivable, held for sale                                                        1,388            1,439

Loans receivable                                                                     159,988          183,208
Allowance for loan losses                                                             (2,005)          (2,006)
-------------------------------------------------------------------------------------------------------------

      Loans receivable, net                                                          157,983          181,202

Federal Home Loan Bank stock                                                           2,223            2,171
Other repossessed assets                                                                  15                -
Accrued interest receivable:
      Loans                                                                              714              842
      Interest-earning deposits and investments                                          440              442
      Mortgage-backed securities                                                          46               61

Office properties and equipment, net of accumulated depreciation                       2,384            2,366
Goodwill                                                                               2,158            2,158
Other intangible assets                                                                1,803            1,905
Prepaid expenses and sundry assets                                                     7,552            7,408
-------------------------------------------------------------------------------------------------------------

                  Total Assets                                                     $ 307,278        $ 322,734
=============================================================================================================

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

      Savings deposits                                                             $ 251,236        $ 265,580
      Federal Home Loan Bank advances                                                 24,632           24,672
      Advance deposits by borrowers for taxes and insurance                              706            2,386
      Accrued interest payable                                                         1,210              543
      Accrued income taxes                                                               103              (49)
      Other accrued expenses and sundry liabilities                                    1,882            1,918
-------------------------------------------------------------------------------------------------------------

                  Total Liabilities                                                  279,769          295,050
-------------------------------------------------------------------------------------------------------------

Stockholders' Equity:

      Common stock,  $.01 par value;  5,000,000
         shares authorized;  2,377,085 and 2,373,906 shares
         issued, respectively                                                             24               24
      Additional paid-in capital                                                       5,591            5,565
      Treasury stock, at cost (491,675 and 491,675 shares)                            (7,552)          (7,552)
      Retained earnings                                                               29,301           29,208
      Accumulated other comprehensive income, net of tax                                 562              856
      Stock held in deferred compensation trust                                         (417)            (417)
-------------------------------------------------------------------------------------------------------------

                  Total Stockholders' Equity                                          27,509           27,684
-------------------------------------------------------------------------------------------------------------

                  Total Liabilities and Stockholders' Equity                       $ 307,278        $ 322,734
=============================================================================================================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

             For the Three Months Ended September 30, 2003 and 2002
                      (In thousands, except per share data)

                                                                   Three months ended
                                                                      September 30,
                                                                 -----------------------
                                                                   2003            2002
                                                                 -------         -------

Interest income:
       Loans                                                     $ 2,685         $ 3,129
       Mortgage-backed securities                                    140             134
       Investments                                                   537             581
       Interest-earning deposits                                     105             118
                                                                 -------         -------

             Total interest income                                 3,467           3,962

Interest expense:
       Savings deposits                                            1,368           1,780
       Borrowings                                                    332             321
                                                                 -------         -------

             Total interest expense                                1,700           2,101
                                                                 -------         -------

Net interest income before provision
       for loan losses                                             1,767           1,861
Provision for loan losses                                              3               3
                                                                 -------         -------

Net interest income after provision
       for loan losses                                             1,764           1,858
                                                                 -------         -------

Other income:
       Service charges                                               328             187
       Net gain on sale of securities available for sale               -               4
       Gain on the sale of loans held for sale                         6               5
       Other operating income                                         86              15
                                                                 -------         -------

             Total other income                                      420             211
                                                                 -------         -------

Operating expenses:
       Compensation, payroll taxes and
             fringe benefits                                         701             541
       Premises and occupancy costs                                  193             148
       Federal insurance premiums                                     10               9
       Net loss on real estate owned                                   -               4
       Data processing expense                                       115              74
       Professional fees                                              49              49
       Other operating expenses                                      442             220
                                                                 -------         -------

             Total operating expenses                              1,510           1,045
                                                                 -------         -------

Income before income taxes                                           674           1,024
                                                                 -------         -------

Provision for income taxes:
       Federal                                                       168             264
       State                                                          36              58
                                                                 -------         -------

             Total income taxes                                      204             322
                                                                 -------         -------

             Net income                                          $   470         $   702
                                                                 =======         =======

Earnings per share
             Basic                                               $  0.25         $  0.37
                                                                 =======         =======

             Diluted                                             $  0.24         $  0.35
                                                                 =======         =======

Dividends per share                                              $  0.20         $  0.19
                                                                 =======         =======

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                  For the Three Months Ended September 30, 2003
                                 (In thousands)

                                                                                         Accumulated
                                                                                               Other  Stock Held in
                                              Additional                               Comprehensive       Deferred          Total
                                    Common       Paid-in      Treasury       Retained        Income,   Compensation  Stockholders'
                                     Stock       Capital         Stock       Earnings     Net of Tax          Trust         Equity
                                 ---------    ----------     ---------      ---------  -------------   ------------  -------------

Balance, June 30, 2003                 $24        $5,565       ($7,552)       $29,208           $856          ($417)       $27,684

Comprehensive income:
   Net income                            -             -             -            470              -              -            470
   Other comprehensive loss,
      net of tax $(151)                  -             -             -              -           (294)             -           (294)
                                 ---------     ---------     ---------      ---------      ---------      ---------      ---------

Total comprehensive income               -             -             -            470           (294)             -            176

Stock options exercised
   (3,179 shares)                        -            26             -              -              -              -             26

Dividends on common stock
   at $0.20 per share                    -             -             -           (377)             -              -           (377)

Treasury stock purchased                 -             -             -              -              -              -              0

                                 ---------     ---------     ---------      ---------      ---------      ---------      ---------

Balance, September 30, 2003            $24        $5,591       ($7,552)       $29,301           $562          ($417)       $27,509
                                 =========     =========     =========      =========      =========      =========      =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

             For the Three Months Ended September 30, 2003 and 2002
                                 (In thousands)

                                                                                                  2003          2002
----------------------------------------------------------------------------------------------------------------------
Net income:                                                                                     $    470      $    702
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation                                                                              66            48
            Provision for loan losses                                                                  3             3
            Net gain on sale of investment securities available for sale                               -            (4)
            Gain on the sale of loans held for sale                                                   (6)           (5)
            Net amortization of deferred loan fees                                                    37            50
            Origination of loans held for sale                                                      (262)         (256)
            Proceeds from sale of loans held for sale                                                319           313
            Decrease in accrued interest receivable                                                  145           247
            Increase in accrued interest payable                                                     667         1,029
            Other - net                                                                              106            96
----------------------------------------------------------------------------------------------------------------------

                        Net cash provided by operating activities                                  1,546         2,223
----------------------------------------------------------------------------------------------------------------------

Investing activities:
       Purchase of investment securities held to maturity                                         (8,000)       (3,000)
       Purchase of investment securities available for sale                                            -        (2,752)
       Purchase of mortgage-backed securities available for sale                                       -        (3,487)
       Proceeds from sale of mortgage-backed securities available for sale                             -           963
       Principal repayments and maturities of investment securities available for sale             2,597           303
       Principal repayments and maturities of investment securities held to maturity               5,000         5,000
       Principal repayments and maturities of mortgage-backed securities available for sale        3,030         1,097
       Principal repayments and maturities of mortgage-backed securities held to maturity              2             3
       Decrease in loans receivable                                                               23,164         2,956
       Increase in FHLB stock                                                                        (52)            -
       Additions to office properties and equipment                                                  (84)         (119)
----------------------------------------------------------------------------------------------------------------------

                        Net cash provided by investing activities                                 25,657           964
----------------------------------------------------------------------------------------------------------------------

Financing activities:
       Net decrease in demand and club accounts                                                   (3,088)         (569)
       Net decrease in time deposit accounts                                                     (11,256)         (758)
       Net decrease in FHLB advances                                                                 (40)           (1)
       Decrease in advance deposits by borrowers for taxes and insurance                          (1,680)       (1,961)
       Stock options exercised                                                                        26            26
       Acquisition of treasury stock                                                                   -           (88)
       Dividends paid                                                                               (377)         (357)
----------------------------------------------------------------------------------------------------------------------

                        Net cash used by financing activities                                    (16,415)       (3,708)
----------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                           10,788          (521)
Cash and cash equivalents at beginning of period                                                  53,425        33,863
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                      $ 64,212      $ 33,342
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
----------------------------------------------------------------------------------------------------------------------

       Cash paid during the period for:
            Interest on savings deposits                                                             701           751
            Interest on FHLB advances                                                                371           321
            Income taxes                                                                              75           132
       Transfer of loans to other real estate owned                                                   15             -

      Cash paid during the period for interest includes interest credited on deposits of $469 and $478 for the three months ended September 30, 2003 and 2002, respectively.

======================================================================================================================



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2003 AND JUNE 30, 2003

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operation and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2003 Annual Report to Stockholders. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                        September 30,
                                                  2003               2002
                                               -----------------------------
Basic earnings per share:
   Net income                                        $470               $702
   Weighted average shares outstanding          1,883,871          1,882,328
   Earnings per share                               $0.25              $0.37

Diluted earnings per share:
   Net income                                        $470               $702
   Weighted average shares outstanding          1,883,871          1,882,328
   Dilutive effect of employee
      Stock options                               102,002            108,671
                                               ----------         ----------

   Diluted weighted shares outstanding          1,985,873          1,990,999
   Earnings per share                               $0.24              $0.35


Options to purchase 242,865 and 260,138 shares of common stock were outstanding at September 30, 2003 and 2002, respectively. The dilutive effect of these options was included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended September 30, 2003 and 2002, the Company's total comprehensive income was $176 and $979, respectively. Total comprehensive income is comprised of net income of $470 and $702, respectively, and other comprehensive (loss) income of $(294) and $277, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances net of the allowance for loan losses, net deferred loan fees and discounts. The Company accounts for impaired loans in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS 114. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Laurel Savings Bank ("the Bank") considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to SFAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $5,000 will be considered an insignificant shortfall. The Bank does not apply SFAS 114 using major risk characteristics for groups of loans, but on a loan by loan basis. All loans are charged off when management determines that principal and interest are not collectible.

The recognition of interest income on all loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. All unpaid accrued interest on such loans is reserved. Such interest ultimately collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectability of principal. Consumer loans more than 120 days or 180 days delinquent (depending on the nature of the loan) are generally required to be written off.

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

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES

    Investment and mortgage-backed securities available for sale are comprised of the following:

                                                             Amortized                Gross Unrealized                  Fair
                                                                  Cost             Gains            Losses             Value
                                                             ---------------------------------------------------------------

AT SEPTEMBER 30, 2003:
       Municipal obligations                                 $  13,806         $     775         $       4         $  14,577
       FHLMC preferred stock                                       750                20                 -               770
       FNMA common stock                                           966               118                31             1,053
       FHLMC  common stock                                         999                63                67               995
       Corporate notes                                           1,081                27                11             1,097
       Shay Financial Services ARM Fund                         22,903                 -               155            22,748
       CRA Qualified Investment Fund                             1,000                 -                 4               996
       Other                                                     1,488                26                 3             1,511
                                                             ---------------------------------------------------------------

                                                                42,993             1,029               275            43,747

       Mortgage-backed securities available for sale            10,275               191                94            10,372
                                                             ---------------------------------------------------------------

                    Total                                    $  53,268         $   1,220         $     369         $  54,119
                                                             =========         =========         =========         =========



At September 30, 2003, the contractual maturities of the debt securities        Amortized             Fair
available for sale are:                                                              Cost             Value
                                                                                ---------------------------

    Due in one year or less                                                     $      56         $      55
    Due after one year through five years                                             160               163
    Due after five years through ten years                                          3,030             3,069
    Due after ten years                                                            23,174            24,054
                                                                                ---------------------------

                 Total                                                          $  26,420         $  27,341
                                                                                ===========================

        Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock, Community Reinvestment Act (CRA) Qualified Investment Fund and Shay Financial Services ARM Fund have no stated maturity.

Note: The Company did not sell any mortgage-backed securities during the three months ended September 30, 2003. Proceeds from the sale of mortgage-backed securities available for sale during the three months ended September 30, 2002 were $963,000. Gross realized gains on those sales were $4.

        There were no sales of investment securities available for sale during the three months ended September 30, 2003 or 2002.

    Investment and mortgage-backed securities held to maturity are comprised of the following:

                                          Amortized                Gross Unrealized                  Fair
                                               Cost             Gains            Losses             Value
                                          ---------------------------------------------------------------

AT SEPTEMBER 30, 2003
       Corporate and Agency bonds         $   9,221         $     146         $       -         $   9,367
       Commercial Paper                       2,995                 -                 1             2,994
       Mortgage-backed securities                25                 1                 -                26
                                          ---------------------------------------------------------------

                    Total                 $  12,241         $     147         $       1         $  12,387
                                          ===============================================================


At September 30, 2003, the contractual maturities of the debt securities        Amortized              Fair
held to maturity are:                                                                Cost             Value
                                                                                ---------------------------

Due in one year or less                                                         $   3,495         $   3,511
Due after one year through five years                                               3,000             3,005
Due after five years through ten years                                              1,693             1,709
Due after ten years                                                                 4,053             4,162
                                                                                ---------------------------

             Total                                                              $  12,241         $  12,387
                                                                                ===========================

        Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4) LOANS RECEIVABLE

        Loans receivable are comprised of the following:

                                                             September 30,            June 30,
                                                                      2003                2003
----------------------------------------------------------------------------------------------
     First mortgage loans:
           1 to 4 family dwellings                              $  103,523          $  118,962
           Multi-family dwellings                                    1,570               2,640
           Commercial                                                4,315               5,337
           Construction and development loans                       10,542              14,728
----------------------------------------------------------------------------------------------

                                                                   119,950             141,667

     Commercial and other loans                                      3,012               3,012
     Consumer loans:
           Loans secured by savings accounts                           373                 350
           Installment loans                                        40,397              45,113
----------------------------------------------------------------------------------------------

                                                                    43,782              48,475
----------------------------------------------------------------------------------------------

     Loans receivable, net of unearned discounts                   163,732             190,142
     Less: Allowance for loan losses                                (2,005)             (2,006)
               Loans in process                                     (3,941)             (7,314)
               Net deferred loan origination costs                     197                 380
----------------------------------------------------------------------------------------------

     Loans receivable, net                                      $  157,983          $  181,202
==============================================================================================

Changes in the allowance for loan losses for the three months ended September 30, 2003 and 2002 are as follows:

                                                              Fiscal             Fiscal
                                                                2004               2003
---------------------------------------------------------------------------------------

Balance at beginning of the fiscal year                    $   2,006          $   1,803
Provision for losses                                               3                  3
Charge-offs                                                       (4)               (16)
Recoveries                                                         0                  1
---------------------------------------------------------------------------------------

Balance at September 30, 2003 and 2002                     $   2,005          $   1,791
=======================================================================================


At September 30, 2003, there were no loans that are considered to be impaired under SFAS 114.


                                                                       September 30,
                                                                 2003                2002
                                                             ------------------------------
Non-accrual loans                                              $1,142                $275
Non-accrual loans as a percent of total loans, net               0.72%               0.16%


------------------------------------------

All loans 90 days or more past due are reported as non-accrual.

(5) GUARANTEES

The Company issues standby letters of credit in the normal course of business. Letters of credit are issued for a one-year period. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed, in the case of nonperformance by the Company's customer. The maximum potential amount of future payments the Company could be required to make under these guarantees is $1.1 million of which 100% is fully collateralized. Currently, the Company has not recognized a liability for the outstanding obligations, as the amount of the liability is insignificant. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

(6) STOCK-BASED COMPENSATION

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

                                                                      Three Months Ended
                                                                         September 30,
                                                                     2003             2002
                                                                   -------          -------

Net Income
   As reported                                                     $   470          $   702
   Deduct total stock-based compensation expense
    determined under fair-value based method for
    all awards, net of tax                                              (3)             (14)
                                                                   -------          -------
   Pro forma                                                       $   467          $   688

Basic earnings per share
   As reported                                                     $  0.25          $  0.37
   Pro forma                                                       $  0.25          $  0.37

Diluted earnings per share
   As reported                                                     $  0.24          $  0.35
   Pro forma                                                       $  0.24          $  0.35

There was no stock-based employee compensation expense included in reported net income during the three months ended September 30, 2003 and 2002.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

There have been no changes in the carrying value of goodwill during the three months ended September 30, 2003.

The following table provides information for intangible assets subject to amortization for the periods indicated:

                                                              For the three months ended
                                                                     September 30
                                                          2003                         2002
Amortized intangible assets:
     Core deposit intangible - gross                             1,905                            --
     Less:  accumulated amortization                             (102)                            --
                                                  ---------------------       -----------------------

     Core deposit intangible - net                               1,803                            --
                                                  =====================       =======================

The following information shows the actual amortization expense for the current year and the estimated amortization expense for each of the five succeeding fiscal years:


           --------------------------------------- ------------------- -------------------------
           For the three months ended
           9/30/03                                                                       $102
           --------------------------------------- ------------------- -------------------------
           For the fiscal year ended
           6/30/04                                                                        394
           --------------------------------------- ------------------- -------------------------
           For the fiscal year ended
           6/30/05                                                                        340
           --------------------------------------- ------------------- -------------------------
           For the fiscal year ended
           6/30/06                                                                        290
           --------------------------------------- ------------------- -------------------------
           For the fiscal year ended
           6/30/07                                                                        243
           --------------------------------------- ------------------- -------------------------
           For the fiscal year ended
           6/30/08                                                                        199
           --------------------------------------- ------------------- -------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


BALANCE SHEET DATA                                                               At September 30,
                                                                             2003               2002
                                                                             ----               ----
                                                                       (In thousands except per share data)
                                                                       ------------------------------------
                                                                                    (Unaudited)


Total assets                                                                   $307,278           $276,414
Interest-earning deposits with other institutions                                61,490             31,415
Investment securities available for sale                                         43,747             41,923
Investment securities held to maturity                                           12,216              9,904
Mortgage-backed securities available for sale                                    10,372              9,575
Mortgage-backed securities held to maturity                                          25                 37
Loans receivable held for sale                                                    1,388              1,319
Loans receivable, net                                                           157,983            175,313
Savings deposits                                                                251,236            224,092
FHLB advances                                                                    24,632             21,619
Retained earnings                                                                29,301             28,448
Stockholders' equity                                                             27,509             27,113
Stockholders' equity per share                                                   $14.59             $14.39



STATISTICAL PROFILE                                                              Three months ended
                                                                                    September 30,
                                                                        --------------------------------------

                                                                                   2003               2002
                                                                                   ----               ----


Average yield earned on all interest-earning assets                                4.64 %             5.84 %
Average rate paid on all interest-bearing liabilities                              2.48               3.57
Average interest rate spread                                                       2.16               2.27
Net yield on average interest-earning assets                                       2.36               2.73
Average interest-earning assets as a percentage of
  average interest-bearing liabilities                                           112.04             115.83
Return on average assets (1)                                                       0.60               1.01
Return on average equity  (1)                                                      6.85              10.49
Average equity to average assets                                                   8.68               9.63

-----------------------------------------------------

(1) Amounts are annualized

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended September 30, 2003 was $470,000 compared to $702,000 for the same period in the prior year. The decrease of $232,000 or 33.05% was primarily the result of a $94,000 decrease in net interest income, and a $465,000 increase in total operating expense partially offset by a $209,000 increase in total other income and a $118,000 decrease in income taxes. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $94,000 or 5.06% during the three months ended September 30, 2003 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.27% for the quarter ended September 30, 2002 to 2.16% for the quarter ended September 30, 2003. This decrease was partially offset by an increase in the average balance of net earning assets of $33.6 million or 12.37%.

Interest income on loans receivable and loans held for sale decreased by $444,000 or 14.19% during the three months ended September 30, 2003 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.07% to 6.31% for the three months ended September 30, 2002 and 2003, respectively. Additionally, the average outstanding balance of loans receivable decreased $6.6 million or 3.70% compared to the same period in the prior year. The decrease in the average outstanding balance of loans receivable was due to a $13.9 million or 9.80% decrease in the average outstanding balance of mortgage loans, partially offset by a $7.3 million or 19.82% increase in the average outstanding balance of consumer and other loans. The decrease in the average outstanding balance of loans receivable was primarily the result of continued loan repayments in excess of loan originations. The decrease in the average yield was primarily due to the generally lower interest rate environment.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale increased by $6,000 or 4.48% during the quarter ended September 30, 2003 as compared to the September 30, 2002 quarter. This increase was primarily due to a $2.7 million or 28.28% increase in the average outstanding balance of mortgage-backed securities from September 30, 2002 to September 30, 2003. This increase was partially offset by a decrease in the average yield on mortgage-backed securities from 5.68% for the quarter ended September 30, 2002 to 4.63% for the quarter ended September 30, 2003. The increase in the average outstanding balance was primarily due to mortgage-backed securities obtained as a result of the acquisition of SFSB Holding Company. At September 30, 2003, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $97,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 5.49% at September 30, 2003. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities were not sold. The mortgage-backed securities held to maturity portfolio consists of one adjustable-rate collateralized mortgage obligation (CMO) with a yield of 1.85% at September 30, 2003. At September 30, 2003, the Bank's portfolio of mortgage-backed securities held to maturity had an amortized cost and fair market value of $25,000 and $26,000, respectively. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities re-price. See
Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investment securities held to maturity and investment securities available for sale decreased during the three months ended September 30, 2003. The decrease of $44,000 or 7.57% from the comparable period in 2002 was primarily due to a decrease in the average yield on investment securities from 4.27% for the quarter ended September 30, 2002 to 3.31% for the quarter ended September 30, 2003, reflecting the lower interest rate environment that continued throughout the period. This decrease was partially offset by a $10.3 million or 19.16% increase in the average outstanding balance for the quarter ended September 30, 2003 as compared to the same period in the prior fiscal year. The increase in the average outstanding balance was primarily due to investment securities obtained as a result of the acquisition of SFSB Holding Company. At September 30, 2003, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $754,000 and $145,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits decreased during the three months ended September 30, 2003 by $13,000 or 11.02% from the comparable period in 2002. This decrease was primarily due to a decrease in the average yield earned on such deposits from 1.54% for the quarter ended September 30, 2002 to 0.80% for the quarter ended September 30, 2003. This decrease was, to a large extent, offset by an increase of $21.7 million or 71.75% in the average outstanding balance of interest-earning deposits for the quarter ended September 30, 2003 as compared to the September 30, 2002 quarter. The increase in the average balance was primarily due to excess liquidity resulting from increased deposits from September 30, 2002 to September 30, 2003 and loan and security repayments.

Interest expense on interest-bearing deposits decreased by $412,000 or 23.15% for the quarter ended September 30, 2003, compared to the same period in 2002. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 3.33% for the three months ended September 30, 2002 to 2.19% for the three months ended September 30, 2003, reflecting the lower interest rate environment in the 2003 period. This decrease was partially offset by a $35.0 million or 16.46% increase in the average outstanding balance of such deposits during the three months ended September 30, 2003 as compared to the same period of the prior year. The increase in the average outstanding balance was primarily due to the deposits obtained as a result of the acquisition of SFSB Holding Company.

Interest expense on borrowings increased $11,000 or 3.43% for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002 primarily due to a $3.0 million increase in the average outstanding balance of FHLB advances. Partially offsetting the increase in interest expense resulting from the higher average balance was a decrease in the average rate paid on such advances from 5.81% at September 30, 2002 to 5.27% at September 30, 2003.

PROVISION FOR LOAN LOSSES. The Bank provided $3,000 to its allowance for loan losses for each of the quarters ended September 30, 2003 and 2002, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At September 30, 2003, the Bank's allowance for loan losses amounted to $2.0 million or 1.27% of the total loan portfolio. At September 30, 2002 the Bank's allowance for loan losses amounted to $1.8 million or 1.01% of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended September 30, 2003. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2003. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $209,000 or 99.05% to $420,000 for the quarter ended September 30, 2003 as compared to the same period in 2002. This was the result of an increase in service charge income of $141,000, as well as a $71,000 increase in other operating income and a $1,000 increase in the gain on the sale of loans held for sale, partially offset by a $4,000 decrease in the gain on the sale of investments and mortgage-backed securities available for sale. The increase in service charge income was largely attributable to activity related to the accounts obtained through the acquisition of SFSB Holding Company. The increase in other operating income was primarily the result of income earned on amounts deposited with various insurance companies.

OPERATING EXPENSES. Total operating expenses increased by $465,000 or 44.50% during the quarter ended September 30, 2003 as compared to the same quarter in 2002. This increase was primarily due to a $222,000 increase in other operating expenses, a $160,000 increase in compensation and benefits expense, a $45,000 increase in premises and occupancy expense and $41,000 increase in data processing expense. These increases were slightly offset by a $4,000 decrease in net loss on real estate owned. The increase in other operating expenses was largely attributable to amortization of the core deposit intangible of $102,000 related to the acquisition of SFSB Holding Company. The increase in compensation and benefits was primarily the result of increased staffing resulting from the acquisition of SFSB

Holding Company and the hiring of new employees during the quarter.

INCOME TAX EXPENSE. Income tax expense decreased by $118,000 for the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002 primarily as a result of lower pre-tax income. Additionally, the effective tax rate decreased slightly from 31.45% for the 2002 quarter to 30.27% for the 2003 quarter.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets decreased by $15.5 million or 4.79% from June 30, 2003 to September 30, 2003. The largest decrease was a $23.2 million decrease in loans receivable, net. Additionally, there was a $3.1 million decrease in mortgage-backed securities available for sale and a $2.9 million decrease in investment securities available for sale. These decreases were partially offset by a $10.3 million increase in interest-earning deposits with other institutions, a $3.0 million increase in investment securities held to maturity and a $529,000 increase in cash. The largest components of change in liabilities were a $14.3 million decrease in savings deposits and a $1.7 million decrease in advance deposits by borrowers for taxes and insurance. These decreases were slightly offset by an increase in accrued interest payable on savings deposits.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2003, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 7.22% and 16.08%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 2003.

                                         Tier I        Tier I      Tier II
                                           Core    Risk-Based   Risk-Based
                                        Capital       Capital      Capital
                                        -------     ---------    ---------
                                           (Dollar amounts in thousands)

Equity capital (1)                      $22,573       $22,573      $22,573
Plus general valuation allowances (2)         -             -        1,905
                                        -------       -------      -------
   Total regulatory capital              22,573        22,573       24,478
Minimum required capital                 12,503         6,095       12,189
                                        -------       -------       ------
   Excess regulatory capital            $10,070       $16,478      $12,288
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $15,629       $ 9,136      $15,227
                                        =======       =======      =======

Regulatory capital as a percentage (3)     7.22%        14.82%       16.08%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    3.22%        10.82%        8.08%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====

__________________________________
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended September 30, 2003.
(2)     Limited to 1.25% of risk adjusted assets.
(3) Tier I capital is calculated as a percentage of adjusted total assets of $312,575. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $152,267.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan loss, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan loss is contained in the discussion on "Provision for Loan Losses" on page 15 herein.

ACCOUNTING DEVELOPMENTS

There are no new standards issued and not yet effective that will have a material impact on the Company.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Annual Report to Stockholders. There has been no material change in the Company's asset and liability position or market value of portfolio equity since June 30, 2003.

CONROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

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

          None

Item 3.  Defaults Upon Senior Securities

          None

Item 4.  Submission of Matters to a Vote of Security Holders

          A. The Annual Meeting of Stockholders was held on October 16, 2003 and the following items were submitted to the stockholders of the Company for approval:

             1. To elect two directors for a term of three years or until their successors have been elected and qualified


                Nominees for a three-year term:

                Annette D. Ganassi
                For:                                                      1,472,152
                Withheld:                                                    54,454

                Edwin R. Maus
                For:                                                      1,437,027
                Withheld:                                                    89,579

             2. To ratify the appointment of KPMG LLP, as the Company's independent auditors for the fiscal year ending June 30, 2004.

                For:                                                      1,389,650
                Against:                                                    136,663
                Abstain:                                                        293

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

          32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

          Reports on Form 8-K

          On October 10, 2003, the Company filed a Form 8-K to report under "Item 12. Results of Operations and Financial Condition" the results of its operations for the year ended

          June 30, 2003. No financial statements were required to be filed with the Form 8-K.

          On November 6, 2003 the Company filed a Form 8-K to report under "Item 5. Other Events And Required FD Disclosure" the completion of its fifth stock repurchase program. No financial statements were required to be filed with the Form 8-K.

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


Date: November 14, 2003