Form 10-Q
period 2003-12-31
LAUREL CAPITAL GROUP INC
filed 2004-02-17
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549


                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: December 31, 2003

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

                        Class: Common stock, par value $.01 per share Outstanding at February 6, 2004: 1,890,151 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX


PAGE


Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of          .....     1
         December 31, 2003 and June 30, 2003

         Consolidated Statements of Operations for the three           .....     2
         and six months ended December 31, 2003 and 2002

         Consolidated Statement of Stockholders' Equity for the        .....     3
         six months ended December 31, 2003

         Consolidated Statements of Cash Flows for the six             .....    4
         months ended December 31, 2003 and 2002

         Notes to Unaudited Consolidated Financial Statements          .....  5-11

Item 2.  Management's Discussion and Analysis of Financial             ..... 12-21
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    .....    21

Item 4.  Controls and Procedures                                       .....    21

Part II - Other Information

         Item 1.  Legal Proceedings                                    .....    22

         Item 2.  Changes in Securities and Use of Proceeds            .....    22

         Item 3.  Defaults Upon Senior Securities                      .....    22

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                     .....    22

         Item 5.  Other Information                                    .....    22

         Item 6.  Exhibits and Reports on Form 8-K                     ..... 22-23

Signatures                                                             .....    24

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                                    December 31,             June 30,
                                                                                      2003                     2003
--------------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
       ASSETS


Cash                                                                                         $1,974                $2,053
Money market investments                                                                        145                   137
Interest-earning deposits with other institutions                                            53,550                51,235
Investment securities available for sale                                                     44,708                46,603
Investment securities held to maturity  (market value of $13,301 and $9,304)                 13,198                 9,207
Mortgage-backed securities available for sale                                                10,640                13,478
Mortgage-backed securities held to maturity (market value of $- and $28)                          -                    27
Loans receivable, held for sale                                                               1,288                 1,439

Loans receivable                                                                            161,994               183,208
Allowance for loan losses                                                                    (1,984)               (2,006)
--------------------------------------------------------------------------------------------------------------------------

       Loans receivable, net                                                                160,010               181,202

Federal Home Loan Bank stock                                                                  1,950                 2,171
Other repossessed assets                                                                         12                     -
Accrued interest receivable:
       Loans                                                                                    700                   842
       Interest-earning deposits and investments                                                373                   442
       Mortgage-backed securities                                                                44                    61

Office properties and equipment, net of accumulated depreciation                              2,339                 2,366
Goodwill                                                                                      2,158                 2,158
Other intangible assets                                                                       1,701                 1,905
Prepaid income tax                                                                              297                    49
Prepaid expenses and sundry assets                                                            7,638                 7,408
--------------------------------------------------------------------------------------------------------------------------

                      Total Assets                                                         $302,725              $322,783
--------------------------------------------------------------------------------------------------------------------------


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Savings deposits                                                                    $248,803              $265,580
       Federal Home Loan Bank advances                                                       21,612                24,672
       Advance deposits by borrowers for taxes and insurance                                  1,351                 2,386
       Accrued interest payable                                                                 717                   543
       Other accrued expenses and sundry liabilities                                          3,097                 1,918
--------------------------------------------------------------------------------------------------------------------------

                      Total Liabilities                                                     275,580               295,099
--------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:

       Common stock,  $.01 par value;  5,000,000
          shares authorized;  2,404,024 and 2,373,906 shares
          issued, respectively                                                                   24                    24
       Additional paid-in capital                                                             5,877                 5,565
       Treasury stock, at cost (524,670 and 491,675 shares)                                  (8,238)               (7,552)
       Retained earnings                                                                     29,280                29,208
       Accumulated other comprehensive income, net of tax                                       619                   856
       Stock held in deferred compensation trust                                               (417)                 (417)
--------------------------------------------------------------------------------------------------------------------------

                      Total Stockholders' Equity                                             27,145                27,684
--------------------------------------------------------------------------------------------------------------------------

                      Total Liabilities and Stockholders' Equity                           $302,725              $322,783
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

         For the Three and Six Months Ended December 31, 2003 and 2002
                     (In thousands, except per share data)


                                                                      Three months ended                   Six months ended
                                                                        December 31,                         December 31,
                                                               --------------------------------   --------------------------------
                                                                   2003               2002              2003             2002
                                                               -------------     --------------   ---------------   --------------
Interest income:
        Loans                                                        $2,440             $3,011            $5,125           $6,140
        Mortgage-backed securities                                       90                123               230              257
        Investments                                                     459                566               946            1,147
        Interest-earning deposits                                       179                 87               334              205
                                                               -------------     --------------   ---------------   --------------

                Total interest income                                 3,168              3,787             6,635            7,749

Interest expense:
        Savings deposits                                              1,213              1,634             2,581            3,414
        Borrowings                                                      319                322               651              643
                                                               -------------     --------------   ---------------   --------------

                Total interest expense                                1,532              1,956             3,232            4,057
                                                               -------------     --------------   ---------------   --------------

Net interest income before provision
        for loan losses                                               1,636              1,831             3,403            3,692
Provision for loan losses                                                 3                  3                 6                6
                                                               -------------     --------------   ---------------   --------------

Net interest income after provision
        for loan losses                                               1,633              1,828             3,397            3,686
                                                               -------------     --------------   ---------------   --------------

Other income:
        Service charges                                                 247                217               575              404
        Net gain on sale of securities available for sale                13                  0                13                4
        Gain on the sale of loans held for sale                           1                  2                 7                7
        Other operating income                                           97                 20               183               35
                                                               -------------     --------------   ---------------   --------------

                Total other income                                      358                239               778              450
                                                               -------------     --------------   ---------------   --------------

Operating expenses:
        Compensation, payroll taxes and
                fringe benefits                                         753                514             1,454            1,055
        Premises and occupancy costs                                    217                134               410              282
        Federal insurance premiums                                       10                  9                20               18
        Net loss on real estate owned                                     1                  7                 1               11
        Data processing expense                                         103                 65               218              139
        Professional fees                                                58                 33               107               82
        Other operating expenses                                        441                267               883              487
                                                               -------------     --------------   ---------------   --------------

                Total operating expenses                              1,583              1,029             3,093            2,074
                                                               -------------     --------------   ---------------   --------------

Income before income taxes                                              408              1,038             1,082            2,062
                                                               -------------     --------------   ---------------   --------------


Provision for income taxes:
        Federal                                                          40                268               208              532
        State                                                            15                 60                51              118
                                                               -------------     --------------   ---------------   --------------

                Total income taxes                                       55                328               259              650
                                                               -------------     --------------   ---------------   --------------


                Net income                                             $353               $710              $823           $1,412
                                                               =============     ==============   ===============   ==============

Earnings per share
                Basic                                                 $0.19              $0.38             $0.44            $0.75
                                                               =============     ==============   ===============   ==============

                Diluted                                               $0.18              $0.36             $0.42            $0.71
                                                               =============     ==============   ===============   ==============

Dividends per share                                                   $0.20              $0.19             $0.40            $0.38
                                                               =============     ==============   ===============   ==============

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                   For the Six Months Ended December 31, 2003
                                 (In thousands)


                                                                                      Accumulated
                                                                                            Other   Stock Held in
                                                Additional                          Comprehensive        Deferred            Total
                                     Common        Paid-in   Treasury    Retained         Income,    Compensation    Stockholders'
                                      Stock        Capital      Stock    Earnings      Net of Tax           Trust           Equity
                                    --------   ------------  ---------   ---------  --------------  --------------   --------------

Balance, June 30, 2003                  $24         $5,565    ($7,552)    $29,208            $856           ($417)         $27,684

Comprehensive income:
       Net income                         -              -          -         823               -               -              823
       Other comprehensive loss,
         net of tax ($122)                -              -          -           -            (237)              -             (237)
                                    --------   ------------  ---------   ---------  --------------  --------------   --------------

Total comprehensive income                -              -          -         823            (237)              -              586

Stock options exercised
     (30,118 shares)                      -            312          -           -               -               -              312

Dividends on common stock
     at $0.20 per share                   -              -          -        (751)              -               -             (751)

Treasury stock purchased                  -              -       (686)          -               -               -             (686)

                                    --------   ------------  ---------   ---------  --------------  --------------   --------------

Balance, December 31, 2003              $24         $5,877    ($8,238)    $29,280            $619           ($417)         $27,145
                                    ========   ============  =========   =========  ==============  ==============   ==============

See accompanying notes to unaudited consolidated financial statements

                   LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

               For the Six Months Ended December 31, 2003 and 2002
                                 (In thousands)


                                                                                                                 2003          2002
------------------------------------------------------------------------------------------------------------------------------------

Net income:                                                                                                     $ 823       $ 1,412
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                                                                                           134            97
           Provision for loan losses                                                                                6             6
           Net gain on sale of investment securities available for sale                                           (41)           (4)
           Net loss on sale of mortgage-backed securities available for sale                                       28             -
           Gain on the sale of loans held for sale                                                                 (7)           (7)
           Net amortization of deferred loan costs                                                                 56            77
           Origination of loans held for sale                                                                    (341)         (386)
           Proceeds from sale of loans held for sale                                                              499           428
           Decrease in accrued interest receivable                                                                228           182
           Increase in accrued interest payable                                                                   174           116
           Decrease in taxes payable                                                                             (248)         (155)
           Other - net                                                                                           (443)         (307)
------------------------------------------------------------------------------------------------------------------------------------

                       Net cash provided by operating activities                                                  868         1,459
------------------------------------------------------------------------------------------------------------------------------------

Investing activities:
       Purchase of investment securities held to maturity                                                     (12,000)      (10,650)
       Purchase of investment securities available for sale                                                    (2,450)       (4,877)
       Purchase of mortgage-backed securities available for sale                                               (3,302)       (5,487)
       Proceeds from sale of investment securities available for sale                                           1,553             -
       Proceeds from sale of mortgage-backed securities available for sale                                      1,457           963
       Principal repayments and maturities of investment securities available for sale                          4,325           386
       Principal repayments and maturities of investment securities held to maturity                            8,000        11,400
       Principal repayments and maturities of mortgage-backed securities available for sale                     4,557         2,607
       Principal repayments and maturities of mortgage-backed securities held to maturity                           4             6
       Decrease in loans receivable                                                                            21,115         9,530
       Decrease (Increase) in FHLB stock                                                                          221           (18)
       Additions to office properties and equipment                                                              (107)         (381)
------------------------------------------------------------------------------------------------------------------------------------

                       Net cash provided by investing activities                                               23,373         3,479
------------------------------------------------------------------------------------------------------------------------------------

Financing activities:
       Net decrease in demand and club accounts                                                                (4,477)         (558)
       Net decrease in time deposit accounts                                                                  (12,300)       (6,100)
       Net decrease in FHLB advances                                                                           (3,060)           (2)
       Decrease in advance deposits by borrowers for taxes and insurance                                       (1,035)         (902)
       Stock options exercised                                                                                    312            36
       Acquisition of treasury stock                                                                             (686)         (248)
       Dividends paid                                                                                            (751)         (714)
------------------------------------------------------------------------------------------------------------------------------------

                       Net cash used by financing activities                                                  (21,997)       (8,488)
------------------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                                         2,244        (3,550)
Cash and cash equivalents at beginning of period                                                               53,425        33,863
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                                    $55,669       $30,313
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------------------------------------------------------------------------------------------

       Cash paid during the period for:
           Interest on savings deposits                                                                       $ 2,407       $ 3,299
           Interest on FHLB advances                                                                              709           639
           Income taxes                                                                                           578           800
       Transfer of loans to other real estate owned                                                                 -             -

      Cash paid during the period for interest includes interest credited on deposits of $1,955 and $2,741 for the six months ended December 31, 2003 and 2002, respectively.

------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2003 AND JUNE 30, 2003




(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2003. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2003 Annual Report to Stockholders. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                               Three Months Ended                  Six Months Ended
                                                                  December 31,                       December 31,
                                                               2003           2002               2003            2002
                                                          --------------- --------------    --------------- ----------------
Basic earnings per share:
   Net income                                                       $353           $710               $823           $1,412
   Weighted average shares outstanding                         1,879,262      1,878,552          1,881,017        1,879,955
   Earnings per share                                              $0.19          $0.38              $0.44            $0.75

Diluted earnings per share:
   Net income                                                       $353           $710               $823           $1,412
   Weighted average shares outstanding                         1,879,262      1,878,552          1,881,017        1,879,955
   Dilutive effect of employee
      stock options                                               95,601        102,700            100,717          105,714
                                                                  ------        -------            -------          -------

   Diluted weighted shares outstanding                         1,974,863      1,981,252          1,981,734        1,985,669
   Earnings per share                                              $0.18          $0.36              $0.42            $0.71

Options to purchase 242,097 and 242,276 shares of common stock were outstanding during the three and six months ended December 31, 2003, respectively, and were included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which established standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the six months ended December 31, 2003 and 2002, the Company's total comprehensive income was $586 and $1,637, respectively. Total comprehensive income is comprised of net income of $823 and $1,412, respectively, and other comprehensive (loss)income of $(237) and $225, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances net of the allowance for loan losses, net deferred loan fees and discounts. The Company accounts for impaired loans in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS 114. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Laurel Savings Bank ("the Bank") considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to SFAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay of less than 90 days will be considered an insignificant delay and that an amount less than $5,000 will be considered an insignificant shortfall. The Bank does not apply SFAS 114 using major risk characteristics for groups of loans, but on a loan by loan basis. All loans are charged off when management determines that principal and interest are not collectible.

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

(3)    INVESTMENT AND MORTGAGE-BACKED SECURITIES

        Investment and mortgage-backed securities available for sale are comprised of the following:

                                                              Amortized     Gross Unrealized                         Fair
                                                                 Cost            Gains            Losses            Value
                                                           ---------------------------------------------------------------------

At December 31, 2003:
       Municipal obligations                                        $12,096            $ 666               $ 2          $12,760
       FHLMC preferred stock                                            750               41                 -              791
       FNMA common stock                                                966              167                 7            1,126
       FHLMC  common stock                                              999              133                23            1,109
       Corporate notes                                                3,465               35                 -            3,500
       Shay Financial Services ARM Fund                              23,026                -               155           22,871
       CRA Qualified Investment Fund                                  1,000                -                11              989
       Other                                                          1,536               39                13            1,562
                                                           ---------------------------------------------------------------------

                                                                     43,838            1,081               211           44,708

       Mortgage-backed securities available for sale                 10,573              160                93           10,640
                                                           ---------------------------------------------------------------------

                    Total                                           $54,411          $ 1,241             $ 304          $55,348
                                                           ---------------------------------------------------------------------


At December 31, 2003, the contractual maturities of the debt securities                            Amortized           Fair
available for sale are:                                                                              Cost             Value
                                                                                               -----------------------------------

       Due in one year or less                                                                   $            55      $        55
       Due after one year through five years                                                               1,608            1,623
       Due after five years through ten years                                                              4,815            4,857
       Due after ten years                                                                                20,972           21,711
                                                                                               -----------------------------------

                    Total                                                                        $        27,450      $    28,246
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

Note: Proceeds from the sale of investment and mortgage-backed securities available for sale during the six months ended December 31, 2003 and December 31, 2002 were $3,010 and $963, respectively. Net realized gains on those sales were $13 and $4, respectively.


Investment and mortgage-backed securities held to maturity are comprised of the following:

                                                                   Amortized                 Gross Unrealized           Fair
                                                                     Cost                   Gains         Losses        Value
                                                               ---------------------------------------------------------------------

       At December 31, 2003
              Corporate and Agency bonds                                $10,702             $ 92       $       1         $10,793
              Commercial Paper                                            2,496               12               -           2,508
                                                               ---------------------------------------------------------------------

                           Total                                        $13,198            $ 104       $       1         $13,301
                                                               ---------------------------------------------------------------------


At December 31, 2003, the contractual maturities of the debt securities                              Amortized            Fair
held to maturity are:                                                                                  Cost               Value
                                                                                                 -----------------------------------

       Due in one year or less                                                                             $ 2,496          $ 2,508
       Due after one year through five years                                                                 5,000            5,020
       Due after five years through ten years                                                                1,682            1,685
       Due after ten years                                                                                   4,020            4,088
                                                                                                 -----------------------------------

                    Total                                                                                  $13,198          $13,301
                                                                                                 ===================================

       Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities.

(4)     Loans Receivable


             Loans receivable are comprised of the following:


                                                                                        December 31,             June 30,
                                                                                                2003                 2003
        ------------------------------------------------------------------------------------------------------------------
             First mortgage loans:
                   1 to 4 family dwellings                                                  $107,777             $118,962
                   Multi-family dwellings                                                      1,536                2,640
                   Commercial                                                                  5,164                5,337
                   Construction and development loans                                          8,432               14,728
        ------------------------------------------------------------------------------------------------------------------

                                                                                             122,909              141,667

             Commercial and other loans                                                        2,254                3,012
             Consumer loans:
                   Loans secured by savings accounts                                             353                  350
                   Installment loans                                                          39,781               45,113
        ------------------------------------------------------------------------------------------------------------------

                                                                                              42,388               48,475
        ------------------------------------------------------------------------------------------------------------------

             Loans receivable, net of unearned discounts                                     165,297              190,142
             Less: Allowance for loan losses                                                  (1,984)              (2,006)
                       Loans in process                                                       (3,528)              (7,314)
                       Net deferred loan origination costs                                       225                  380
        ------------------------------------------------------------------------------------------------------------------

             Loans receivable, net                                                          $160,010             $181,202
        ------------------------------------------------------------------------------------------------------------------


        Changes in the allowance for loan losses for the six months ended December 31, 2003 and 2002 are as follows:

                                                                                              Fiscal               Fiscal
                                                                                                2004                 2003
        ------------------------------------------------------------------------------------------------------------------
        Balance at beginning of the fiscal year                                               $2,006               $1,803
        Provision for losses                                                                       6                    6
        Charge-offs                                                                              (29)                 (18)
        Recoveries                                                                                 1                    3
        ------------------------------------------------------------------------------------------------------------------

        Balance at December 31, 2003 and 2002                                                 $1,984               $1,794
        ------------------------------------------------------------------------------------------------------------------



        At December 31, 2003, there were no loans that are considered to be impaired under SFAS 114.



                                                                                                 December 31,
                                                                                         2003                  2002
                                                                                  -------------------------------------------

        Non-accrual loans                                                                     $1,595                 $149
        Non-accrual loans as a percent of total loans, net                                      1.00 %               0.09 %
        -----------------------------------

        All loans 90 days or more past due are reported as non-accrual.

(5) GUARANTEES

The Company issues standby letters of credit in the normal course of business. Letters of credit are issued for a one-year period. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed, in the case of nonperformance by the Company's customer. The maximum potential amount of future payments the Company could be required to make under these guarantees is $789,000 of which 100% is fully collateralized. Currently, the Company has not recognized a liability for the outstanding obligations, as the amount of the liability is insignificant. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

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

                                                                       Three Months Ended          Six Months Ended
                                                                          December 31,               December 31,
                                                                       2003          2002          2003          2002
                                                                       ----          ----          ----          ----
Net Income
   As reported                                                         $353          $710          $823         $1,412
   Deduct total stock-based compensation expense
    determined under fair-value based method for
    all awards, net of tax                                               (1)          (14)          (4)           (28)
                                                                    --------       -------     --------      ---------
   Pro forma                                                           $352          $696          $819         $1,384

Basic earnings per share
   As reported                                                         $0.19         $0.38        $0.44         $0.75
   Pro forma                                                           $0.19         $0.37        $0.44         $0.74

Diluted earnings per share
   As reported                                                         $0.18         $0.36        $0.42         $0.71
   Pro forma                                                           $0.18         $0.35        $0.41         $0.70


There was no stock-based employee compensation expense included in reported net income during the three months ended December 31, 2003 and 2002.

(7)  GOODWILL AND OTHER INTANGIBLE ASSETS

There have been no changes in the carrying value of goodwill during the six months ended December 31, 2003.

The following table provides information for intangible assets subject to amortization for the periods indicated:

                                                                                  For the six months ended
                                                                                        December 31,
                                                                               2003                       2002
                                                                               ----                       ----
      Amortized intangible assets:
           Core deposit intangible - gross                                        $ 1,905                       $ --
           Less:  accumulated amortization                                          (204)                         --
                                                                         -----------------          -----------------

           Core deposit intangible - net                                          $ 1,701                       $ --
                                                                         =================          =================


The following information shows the actual amortization expense for the current year and the estimated amortization expense for each of the five succeeding fiscal years:



         For the six months ended 12/31/03                                                      $204
         --------------------------------------------------------------------------------------------
         For the fiscal year ended 6/30/04                                                       394
         --------------------------------------------------------------------------------------------
         For the fiscal year ended 6/30/05                                                       340
         --------------------------------------------------------------------------------------------
         For the fiscal year ended 6/30/06                                                       290
         --------------------------------------------------------------------------------------------
         For the fiscal year ended 6/30/07                                                       243
         --------------------------------------------------------------------------------------------
         For the fiscal year ended 6/30/08                                                       199
         --------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


BALANCE SHEET DATA                                                                At December 31,
                                                                              2003                2002
                                                                              ----                ----
                                                                       (In thousands except per share data)
                                                                       ------------------------------------
                                                                                      (Unaudited)


Total assets                                                                    $302,725           $271,146
Interest-earning deposits with other institutions                                 53,550             25,096
Investment securities available for sale                                          44,708             44,045
Investment securities held to maturity                                            13,198             11,236
Mortgage-backed securities available for sale                                     10,640              9,893
Mortgage-backed securities held to maturity                                            -                 34
Loans receivable, held for sale                                                    1,288              1,336
Loans receivable, net                                                            160,010            168,683
Savings deposits                                                                 248,803            218,761
FHLB advances                                                                     21,612             21,618
Retained earnings                                                                 29,280             28,801
Stockholders' equity                                                              27,145             27,264
Stockholders' equity per share                                                    $14.42             $14.49



STATISTICAL PROFILE                                           Three months ended                     Six months ended
                                                                 December 31,                          December 31,
                                                            ------------------------------      --------------------------

                                                                    2003          2002              2003         2002
                                                                    ----          ----              ----         ----


Average yield earned on all interest-earning assets                 4.52 %        5.71 %            4.61 %       5.77 %
Average rate paid on all interest-bearing liabilities               2.37          3.38              2.42         3.47
Average interest rate spread                                        2.15          2.33              2.19         2.30
Net yield on average interest-earning assets                        2.34          2.76              2.36         2.75
Average interest-earning assets as a percentage of
  average interest-bearing liabilities                            109.36        115.35            108.88       115.63
Return on average assets (1)                                        0.46          1.04              0.53         1.02
Return on average equity  (1)                                       5.20         10.51              6.04        10.51
Average equity to average assets                                    8.91          9.86              8.77         9.74

----------------
(1) Amounts are annualized.

        COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended December 31, 2003 was $353,000 compared to $710,000 for the same period in the prior year. The decrease of $357,000 or 50.28% was primarily the result of a $554,000 increase in total operating expenses and a $195,000 decrease in net interest income partially offset by a $273,000 decrease in income taxes and a $119,000 increase in total other income. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $195,000 or 10.65% during the three months ended December 31, 2003 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.33% for the quarter ended December 31, 2002 to 2.15% for the quarter ended December 31, 2003. This was partially offset by an increase of $15.0 million or 5.73% in the average balance of net earning assets.

Interest income on loans receivable and loans held for sale decreased by $571,000 or 18.96% during the three months ended December 31, 2003 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 7.01% to 6.15% for the three months ended December 31, 2002 and 2003, respectively. In addition, the average outstanding balance of loans receivable decreased $13.1 million or 7.61% compared to the same period in the prior year. The decrease in the average outstanding balance of loans receivable was the result of a $18.7 million or 13.85% decrease in the average outstanding balance of mortgage loans and a $5.6 million or 15.19% increase in the average outstanding balance of consumer and other loans. The decrease in the average outstanding balance of loans receivable was primarily the result of increased loan repayments in excess of loan originations. The decrease in the average yield was primarily due to generally lower market interest rates and the corresponding downward re-pricing of adjustable rate loans, as well as the lower pricing of new loans relative to loans already in the portfolio.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $33,000 or 26.83% during the quarter ended December 31, 2003 as compared to the December 31, 2002 quarter. This decrease was primarily due to a decrease in the average yield on mortgage-backed securities from 5.32% for the quarter ended December 31, 2002 to 3.89% for the quarter ended December 31, 2003. The decrease in the average yield was primarily due to a decline in market interest rates that resulted in increased repayments and downward re-pricing of such securities. The decrease resulting from the decline in the average yield was slightly offset by an increase in the average balance of mortgage-backed securities of $6,000 during the same period. At December 31, 2003, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $67,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 4.37% at December 31, 2003. There were no mortgage-backed securities held to maturity at December 31, 2003. Rising interest rates would decrease the unrealized gains in the available for sale portfolio if the fixed rate securities were not sold. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investment securities held to maturity and investment securities available for sale decreased during the three months ended December 31, 2003 by $107,000 or 18.90% from the comparable period in 2002, primarily due to a decrease in the average yield on investment securities from 3.91% for the quarter ended December 31, 2002 to 3.19% for the quarter ended December 31, 2003, reflecting the lower interest rate environment in the 2003 period. Additionally, there was a $332,000 or 0.58% decrease in the average outstanding balance of such securities for the quarter ended December 31, 2003 as compared to the same period in the prior fiscal year. At December 31, 2003, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $870,000 and $103,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended December 31, 2003 by $92,000 or 105.75% from the comparable period in 2002. This increase was predominantly due to an increase of $28.6 million or 106.76% in the average outstanding balance of interest-earning deposits for the quarter ended December 31, 2003 as compared to the December 31, 2002 quarter. The increase in the average balance was primarily a result of increases in deposit balances and the temporary investment of funds from the repayment of loans and investment and mortgage-backed securities.

Interest expense on interest-bearing deposits decreased by $421,000 or 25.76% for the quarter ended December 31, 2003, compared to the same period in 2002. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 3.11% for the three months ended December 31, 2002 to 2.06% for the three months ended December 31, 2003, reflecting the lower interest rate environment in the 2003 period. This decrease was slightly offset by a $25.1 million or 12.05% increase in the average outstanding balance of such deposits during the three months ended December 31, 2003 as compared to the same period of the prior year. The increase in the average outstanding balance was primarily due to the deposits obtained as a result of the acquisition of SFSB Holding Company.

Interest expense on borrowings decreased $3,000 or 0.93% for the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002 primarily due to a decrease in the average rate paid on such advances from 5.81% to 5.43% at December 31, 2003. This decrease was partially offset by an increase of $1.4 million or 6.33% in the average outstanding balance of FHLB advances.

PROVISION FOR LOAN LOSSES. The Bank provided $3,000 to its allowance for loan losses for each of the quarters ended December 31, 2003 and December 31, 2002. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At December 31, 2003 and 2002 the Bank's allowance for loan losses amounted to $2.0 million and $1.8 million or 1.24% and 1.05%, respectively, of the total loan portfolio.

A review of the loan portfolio is conducted at least quarterly by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the six months ended December 31, 2003. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2003. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $119,000 or 49.79% to $358,000 for the quarter ended December 31, 2003 as compared to the same period in 2002. This was the result of an increase in other operating income of $77,000, as well as a $30,000 increase in service charges and a $13,000 increase in the net gain on the sale of investments and mortgage-backed securities available for sale. The increase in other operating income was primarily the result of an increase in the cash surrender value of bank owned life insurance during the quarter. The increase in service charge income was largely attributable to activity related to the accounts obtained through the acquisition of SFSB Holding Company.

OPERATING EXPENSES. Total operating expenses increased by $554,000 or 53.84% during the quarter ended December 31, 2003 as compared to the same quarter in 2002. This increase was primarily due to a $239,000 increase in compensation and benefits expense, a $174,000 increase in other operating expenses and an $83,000 increase in premises and occupancy expense. Additionally, data processing expense increased $38,000 and there was a $25,000 increase in professional fees. These increases were partially offset by a $6,000 decrease in net loss on real estate owned. The increase in compensation and benefits was primarily the result of increased staffing resulting from the acquisition of SFSB Holding Company and the hiring of new employees during the quarter. The increase in other operating expenses was largely attributable to amortization of the core deposit intangible of $102,000 related to the acquisition of SFSB Holding Company. Premises and occupancy expense increased primarily as a result of the two additional branches obtained through the acquisition of SFSB Holding Company.

INCOME TAX EXPENSE. Income tax expense decreased by $273,000 for the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002 resulting from lower pre-tax income and a decrease in the effective tax rate from 31.60% for the 2002 quarter to 13.48% for the 2003 quarter. The decrease in the effective tax rate resulted primarily from the increased investment of funds in tax-free vehicles.

          COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002


GENERAL. The Company's net income for the six months ended December 31, 2003 was $823,000 compared to $1.4 million for the same period in the prior year. The decrease of $589,000 or 41.71% was primarily the result of a $1.0 million increase in total operating expenses and a decrease of $289,000 in net interest income partially offset by a $328,000 increase in total other income and a $391,000 decrease in income taxes. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income decreased by $289,000 or 7.83% during the six months ended December 31, 2003 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.30% for the six months ended December 31, 2002 to 2.19% for the six months ended December 31, 2003. This decrease was partially offset by an increase in the average balance of net earning assets of $19.5 million or 7.25%.

Interest income on loans receivable and loans held for sale decreased by $1.0 million or 16.53% during the six months ended December 31, 2003 as compared to the same period in the prior year. This decrease was primarily due to a $9.8 million or 5.62% decrease in the average outstanding balance of loans receivable compared to the same period in the prior year. Additionally, the average yield on loans receivable decreased from 7.02% to 6.21% for the six months ended December 31, 2002 and 2003, respectively. The decrease in the average outstanding balance of loans receivable was the result of a $16.2 million or 11.78% decrease in the average outstanding balance of mortgage loans partially offset by a $6.4 million or 17.50% increase in the average outstanding balance of consumer and other loans. The decrease in the average outstanding balance of loans receivable was primarily the result of increased loan repayments in excess of loan originations. The decrease in the average yield was primarily due to generally lower market interest rates and the corresponding downward re-pricing of adjustable rate loans, as well as, the lower pricing of new loans relative to loans already in the portfolio.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $27,000 or 10.51% during the six months ended December 31, 2003 as compared to the six months ended December 31, 2002. This decrease was primarily due to a decrease in the average yield on mortgage-backed securities from 5.50% for the six months ended December 31, 2002 to 4.31% for the six months ended December 31, 2003. The decrease in the average yield was primarily due to a decline in market interest rates that resulted in increased repayments and downward re-pricing of such securities. The decrease resulting from the decline in the average yield was slightly offset by a $1.3 million increase in the average balance of mortgage-backed securities during the same period. See "Comparison of the Three Months Ended December 31, 2003 and 2002 - Net Interest Income."

Interest income on investment securities held to maturity and investment securities available for sale decreased during the six months ended December 31, 2003 by $201,000 or 17.52% from the comparable period in 2002, primarily due to a decrease in the average yield on investment securities from 4.08% for the six months ended December 31, 2002 to 3.27% for the six months ended December 31, 2003, reflecting the lower interest rate environment in the 2003 period. This decrease was partially offset by a $1.7 million or 3.12% increase in the average outstanding balance for the six months ended December 31, 2003 as compared to the same period in the prior fiscal year. The increase in the average outstanding balance was primarily due to purchases of government agency notes. See "Comparison of the Three Months Ended December 31, 2003 and 2002 - Net Interest Income."

Interest income on interest-earning deposits increased during the six months ended December 31, 2003 by $129,000 or 62.93% from the comparable period in 2002. This increase was primarily due to an increase of $26.2 million or 92.10% in the average outstanding balance of interest-earning deposits for the period ended December 31, 2003 as compared to the same period in 2002. This increase was, to some extent, offset by a decrease in the average yield on interest-earning deposits from 1.43% for the six months ended December 31, 2002 to 1.21% for the six months ended December 31, 2003. The increase in the average balance was primarily a result of increases in deposit balances and the temporary investment of funds from the repayment of loans and investment and mortgage-backed securities.

Interest expense on interest-bearing deposits decreased by $833,000 or 24.40% for the six months ended December 31, 2003, compared to the same period in 2002. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 3.22% for the six months ended December 31, 2002 to 2.13% for the six months ended December 31, 2003, reflecting the lower interest rate environment in the 2003 period. This decrease was partially offset by a $30.1 million or 14.28% increase in the average outstanding balance of such deposits during the six months ended December 31, 2003 as compared to the same period of the prior year. The increase in the average outstanding balance was primarily due to the deposits obtained as a result of the acquisition of SFSB Holding Company.

Interest expense on borrowings for the six months ended December 31, 2003 compared to the six months ended December 31, 2002 increased $8,000. This increase was primarily due to a $2.2 million or 10.19% increase in the average outstanding balance of FHLB advances. Partially offsetting the increase related to the change in the average balance was a decrease in the average rate from 5.81% at December 31, 2002 to 5.35% at December 31, 2003.

PROVISION FOR LOAN LOSSES. The Bank provided $6,000 to its allowance for loan losses for each of the six months ended December 31, 2003 and 2002. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended December 31, 2003 and 2002 - Provision for Loan Losses."

OTHER INCOME. Total other income increased by $328,000 or 72.89% to $778,000 for the six months ended December 31, 2003 as compared to the same period in 2002. This was the result of a $171,000 increase in service charge income and a $148,000 increase in other operating income. The increase in service charge income was largely attributable to activity related to the accounts obtained through the acquisition of SFSB Holding

Company. The increase in other operating income was primarily the result of an increase in the cash surrender value of bank owned life insurance during the period.

OPERATING EXPENSES. Total operating expenses increased by $1.0 million or 49.13% during the six months ended December 31, 2003 as compared to the same period in 2002. This increase was primarily due to a $399,000 increase in compensation and benefits expense and a $396,000 increase in other operating expenses. Additionally, premises and occupancy costs increased $128,000, data processing expense increased $79,000 and professional fees increased $25,000. These increases were partially offset by a $10,000 decrease in the net loss on real estate owned. The increase in compensation and benefits was primarily the result of increased staffing resulting from the acquisition of SFSB Holding Company and the hiring of new employees during the first six months of the fiscal year. The increase in other operating expenses was largely attributable to amortization of the core deposit intangible of $204,000 related to the acquisition of SFSB Holding Company. Premises and occupancy expense increased primarily as a result of the two additional branches obtained through the acquisition of SFSB Holding Company.

INCOME TAX EXPENSE. Income tax expense decreased by $391,000 for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002 primarily as a result of lower pre-tax income and a lower effective tax rate. The effective tax rate for the six months ended December 31, 2003 was 23.94% compared to 31.52% for the six months ended December 31, 2002.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets decreased by $20.1 million or 6.21% from June 30, 2003 to December 31, 2003. The largest decrease was a $21.2 million decrease in loans receivable, net. Additionally, there was a $2.8 million decrease in mortgage-backed securities available for sale and a $1.9 million decrease in investment securities available for sale. These decreases were slightly offset by a $4.0 million increase in investment securities held to maturity and a $2.3 million increase in interest-earning deposits with other institutions. The largest components of change in liabilities were a $16.8 million decrease in savings deposits and a $3.1 million decrease in FHLB advances. The decrease in FHLB advances resulted from the maturity of a $3.0 million advance during the second quarter of fiscal 2004. Additionally, advance deposits by borrowers for taxes and insurance decreased $1.0 million while other accrued expenses and sundry liabilities increased $1.2 million as compared to June 30, 2003.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2003, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 7.63% and 16.69%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at December 31, 2003.

                                        Tier I         Tier I      Tier II
                                         Core        Risk-Based  Risk-Based
                                        Capital       Capital      Capital
                                        -------       -------      -------
                                           (Dollar amounts in thousands)
Equity capital (1)                      $22,978       $22,978      $22,978
Plus general valuation allowances (2)         -             -        1,867
Plus allowable unrealized gains               -             -           63
                                        -------       -------       ------
   Total regulatory capital              22,978        22,978       24,908
Minimum required capital                 12,049         5,976       11,951
                                        -------       -------       ------
   Excess regulatory capital            $10,929       $17,002      $12,957
                                        =======       =======      =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $15,061       $ 8,957      $14,928
                                        =======       =======      =======

Regulatory capital as a percentage (3)     7.63%        15.39%       16.69%
Minimum required capital percentage        4.00          4.00         8.00
                                           ----         -----         ----
   Excess regulatory capital percentage    3.63%        11.39%        8.69%
                                           ====         =====        =====

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions            5.00%         6.00%       10.00%
                                           ====         =====        =====

---------------------------------------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended December 31, 2003.
(2)     Limited to 1.25% of risk adjusted assets.
(3) Tier I capital is calculated as a percentage of adjusted total assets of $301,215. Tier I and Tier II risk-based capital are calculated as a percentage of adjusted risk-weighted assets of $149,279.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan loss, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan loss is contained in the discussion on "Provision for Loan Losses" on pages 14 and 15 herein.

ACCOUNTING DEVELOPMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post-retirement Benefits, an amendment of FASB Statements No. 87, 88 and 106" ("SFAS No. 132(R)"). SFAS No. 132(R) retains the disclosure requirements contained in SFAS No. 132 "Employers Disclosures about Pensions and Other Post-retirement Benefits" but requires additional disclosures to those in the original SFAS No. 132 about plan assets, benefit obligations, cash flows and net periodic cost of defined benefit plans and other postretirement plans. The Company will be required to adopt the new annual disclosure requirements effective June 30, 2004.

SFAS No. 132(R) also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting" to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company is required to adopt the interim-period disclosure requirements of SFAS No. 132(R) effective March 31, 2004. Because SFAS No. 132(R) pertains only to disclosure provisions, the Company's adoption of SFAS No. 132(R) will not have an impact on the Company's financial condition, results of operations or cash flows.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" revised December 2003 ("FIN 46(R)"). FIN 46(R) requires that companies consolidate a variable interest entity if it is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities in which the Company holds a variable interest that it acquired on or before January 31, 2003. Companies that acquired a variable interest after January 31, 2003, continue to apply the provisions of FIN 46 or apply FIN 46(R) beginning December 31, 2003. Companies that hold a variable interest in a special purpose entity, as defined, are required to apply either FIN 46 or FIN 46(R) no later than the end of the first reporting period that ends after December 15, 2003. There will be no impact on the Company's financial position, results of operations or cash flows related to FIN 46 or FIN 46 (R).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

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

               32.2     Certification of Chief Financial Officer pursuant to
                        section 906 of the Sarbanes-Oxley Act of 2002

               Reports on Form 8-K

               On November 10, 2003, the Company filed a Form 8-K to report under "Item 12. Results of Operations and Financial Condition" the results of its operations for the quarter ended September 30, 2003. No financial statements were required to be filed with the Form 8-K.

               On December 2, 2003, the Company filed a Form 8-K/A to report under "Item 12. Results of Operations and Financial Condition" the restatement of four ratios that were incorrect in the 8-K filed on November 10, 2003. No financial statements were required to be filed with the Form 8-K.

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


Date: February 17, 2004