Form 10-Q
period 2004-03-31
LAUREL CAPITAL GROUP INC
filed 2004-05-14
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from                  to
                               ----------------    ---------------

Commission File Number: 0-23010

                           LAUREL CAPITAL GROUP, INC.
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

        Pennsylvania                                          25-1717451
-------------------------------                          -------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                           Identification No.)

        2724 Harts Run Road
     Allison Park, Pennsylvania                                    15101
--------------------------------------                           ----------
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number including area code:  (412) 487-7404


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES  X    NO
                                        ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES      NO  X
                                                 ---     ---

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

                  Class: Common stock, par value $.01 per share
                  Outstanding at May 11, 2004: 1,930,183 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                          PAGE
                                                                          ----
Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of        ....      1
         March 31, 2004 and June 30, 2003

         Consolidated Statements of Operations for the Three         ....      2
         and Nine months ended March 31, 2004 and 2003

         Consolidated Statement of Stockholders' Equity for the      ....      3
         nine months ended March 31, 2004

         Consolidated Statements of Cash Flows for the nine          ....      4
         months Ended March 31, 2004 and 2003

         Notes to Unaudited Consolidated Financial Statements        ....   5-11

Item 2.  Management's Discussion and Analysis of Financial           ....  12-20
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk  ....     20

Item 4.  Controls and Procedures                                     ....     20

Part II - Other Information

         Item 1.  Legal Proceedings                                  ....     21

         Item 2.  Changes in Securities, Use of Proceeds and
                           Issuer Purchases of Equity Securities     ....     21

         Item 3.  Defaults Upon Senior Securities                    ....     21

         Item 4.  Submission of Matters to a Vote of
                           Security Holders                          ....     21

         Item 5.  Other Information                                  ....     21

         Item 6.  Exhibits and Reports on Form 8-K                   ....  21-22


Signatures                                                           ....     23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)


                                                                                     March 31,            June 30,
                                                                                       2004                 2003
-------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
       ASSETS

Cash                                                                                $     1,781         $     2,053
Money market investments                                                                    178                 137
Interest-earning deposits with other institutions                                        37,910              51,235
Investment securities available for sale                                                 47,158              46,603
Investment securities held to maturity  (market value of $12,063 and $9,304)             12,011               9,207
Mortgage-backed securities available for sale                                            15,452              13,478
Mortgage-backed securities held to maturity (market value of $- and $28)                      -                  27
Loans receivable, held for sale                                                           1,429               1,439

Loans receivable                                                                        170,433             183,208
Allowance for loan losses                                                                (2,017)             (2,006)
-------------------------------------------------------------------------------------------------------------------

       Loans receivable, net                                                            168,416             181,202

Federal Home Loan Bank stock                                                              1,820               2,171
Other repossessed assets                                                                     12                   -
Accrued interest receivable:
       Loans                                                                                721                 842
       Interest-earning deposits and investments                                            353                 442
       Mortgage-backed securities                                                            65                  61

Office properties and equipment, net of accumulated depreciation                          2,302               2,366
Goodwill                                                                                  2,158               2,158
Other intangible assets                                                                   1,599               1,905
Prepaid income tax                                                                           31                  49
Prepaid expenses and sundry assets                                                        7,855               7,408
-------------------------------------------------------------------------------------------------------------------

                      Total Assets                                                  $   301,251         $   322,783
===================================================================================================================


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Savings deposits                                                             $   247,677         $   265,580
       Federal Home Loan Bank advances                                                   21,610              24,672
       Advance deposits by borrowers for taxes and insurance                              1,630               2,386
       Accrued interest payable                                                           1,072                 543
       Other accrued expenses and sundry liabilities                                      1,743               1,918
-------------------------------------------------------------------------------------------------------------------

                      Total Liabilities                                                 273,732             295,099
-------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:

       Common stock,  $.01 par value; 5,000,000
          shares authorized;  2,449,898 and 2,373,906 shares
          issued, respectively                                                               24                  24
       Additional paid-in capital                                                         6,030               5,565
       Treasury stock, at cost (524,670 and 491,675 shares)                              (8,238)             (7,552)
       Retained earnings                                                                 29,335              29,208
       Accumulated other comprehensive income, net of tax                                   785                 856
       Stock held in deferred compensation trust                                           (417)               (417)
-------------------------------------------------------------------------------------------------------------------

                      Total Stockholders' Equity                                         27,519              27,684
-------------------------------------------------------------------------------------------------------------------

                      Total Liabilities and Stockholders' Equity                    $   301,251         $   322,783
===================================================================================================================


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

             For the Three and Nine Months Ended March 31, 2004 and
                   2003 (In thousands, except per share data)


                                                                   Three months ended             Nine months ended
                                                                       March 31,                     March 31,
                                                                 ----------------------        ----------------------
                                                                  2004           2003           2004           2003
                                                                 -------        -------        -------        -------
Interest income:
        Loans                                                    $ 2,545        $ 2,805        $ 7,670        $ 8,945
        Mortgage-backed securities                                   128            112            358            369
        Investments                                                  524            578          1,470          1,725
        Interest-earning deposits                                    119             69            453            274
                                                                 -------        -------        -------        -------

                Total interest income                              3,316          3,564          9,951         11,313

Interest expense:
        Savings deposits                                           1,153          1,461          3,734          4,876
        Borrowings                                                   318            315            969            957
                                                                 -------        -------        -------        -------

                Total interest expense                             1,471          1,776          4,703          5,833
                                                                 -------        -------        -------        -------

Net interest income before provision
        for loan losses                                            1,845          1,788          5,248          5,480
Provision for loan losses                                              3              3              9              9
                                                                 -------        -------        -------        -------

Net interest income after provision
        for loan losses                                            1,842          1,785          5,239          5,471
                                                                 -------        -------        -------        -------

Other income:
        Service charges                                              246            179            821            583
        Net gain on sale of securities available for sale             22              0             35              4
        Gain on the sale of loans held for sale                        0              0              7              7
        Other operating income                                        93             24            276             59
                                                                 -------        -------        -------        -------

                Total other income                                   361            203          1,139            653
                                                                 -------        -------        -------        -------

Operating expenses:
        Compensation, payroll taxes and
                fringe benefits                                      791            554          2,245          1,609
        Premises and occupancy costs                                 188            213            598            494
        Federal insurance premiums                                    10              9             30             28
        Net loss on real estate owned                                  3              1              4             12
        Data processing expense                                      104             66            322            205
        Professional fees                                             88             30            195            113
        Other operating expenses                                     393            310          1,276            797
                                                                 -------        -------        -------        -------

                Total operating expenses                           1,577          1,183          4,670          3,258
                                                                 -------        -------        -------        -------

Income before income taxes                                           626            805          1,708          2,866
                                                                 -------        -------        -------        -------


Provision for income taxes:
        Federal                                                      160            194            368            727
        State                                                         33             44             84            161
                                                                 -------        -------        -------        -------

                Total income taxes                                   193            238            452            888
                                                                 -------        -------        -------        -------


                Net income                                       $   433        $   567        $ 1,256        $ 1,978
                                                                 =======        =======        =======        =======

Earnings per share
                Basic                                            $  0.23        $  0.30        $  0.66        $  1.05
                                                                 =======        =======        =======        =======

                Diluted                                          $  0.22        $  0.29        $  0.63        $  1.00
                                                                 =======        =======        =======        =======

Dividends per share                                              $  0.20        $  0.19        $  0.60        $  0.57
                                                                 =======        =======        =======        =======



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                    For the Nine Months Ended March 31, 2004
                                 (In thousands)


                                                                                         Accumulated
                                                                                            Other      Stock Held in
                                                 Additional                             Comprehensive    Deferred       Total
                                      Common       Paid-in     Treasury      Retained      Income,     Compensation  Stockholders'
                                      Stock        Capital      Stock        Earnings     Net of Tax      Trust         Equity
                                     --------     --------     --------      --------      --------      --------      --------
Balance, June 30, 2003               $     24     $  5,565     $ (7,552)     $ 29,208      $    856      $  (417)     $  27,684

Comprehensive income:
       Net income                        --           --           --           1,256          --            --           1,256
       Other comprehensive loss,
         net of tax ($37)                --           --           --            --             (68)         --             (68)
       Reclassification adjust-
         ment, net of tax, $(2)          --           --           --            --              (3)         --              (3)
                                     --------     --------     --------      --------      --------      --------      --------

Total comprehensive income               --           --           --           1,256           (71)         --           1,185

Stock options exercised
     (75,992 shares)                     --            465         --            --            --            --             465

Dividends on common stock
     at $0.20 per share                  --           --           --          (1,129)         --            --          (1,129)

Treasury stock purchased                 --           --           (686)         --            --            --            (686)

                                     --------     --------     --------      --------      --------      --------      --------

Balance, March 31, 2004              $     24     $  6,030     $ (8,238)     $ 29,335      $    785      $   (417)     $ 27,519
                                     ========     ========     ========      ========      ========      ========      ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                For the Nine Months Ended March 31, 2004 and 2003
                                 (In thousands)


                                                                                                      2004             2003
-----------------------------------------------------------------------------------------------------------------------------
Net income:                                                                                         $  1,256         $  1,978
        Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation                                                                               203              207
              Provision for loan losses                                                                    9                9
              Net gain on sale of real estate owned                                                        -               (5)
              Net gain on sale of investment securities available for sale                               (63)              (4)
              Net loss on sale of mortgage-backed securities available for sale                           28                -
              Gain on the sale of loans held for sale                                                     (7)              (7)
              Net amortization of deferred loan costs                                                     77              146
              Origination of loans held for sale                                                        (494)            (665)
              Proceeds from sale of loans held for sale                                                  511              457
              Decrease in accrued interest receivable                                                    206              334
              Increase in accrued interest payable                                                       529              728
              Decrease in taxes payable                                                                   18             (244)
              Other - net                                                                               (186)              (6)
-----------------------------------------------------------------------------------------------------------------------------

                            Net cash provided by operating activities                                  1,721            2,595
-----------------------------------------------------------------------------------------------------------------------------

Investing activities:
        Purchase of investment securities held to maturity                                           (14,006)         (17,950)
        Purchase of investment securities available for sale                                          (9,295)          (4,982)
        Purchase of mortgage-backed securities available for sale                                     (9,266)          (5,487)
        Proceeds from sale of investment securities available for sale                                 2,272              963
        Proceeds from sale of mortgage-backed securities available for sale                            1,457                -
        Principal repayments and maturities of investment securities available for sale                6,498            1,809
        Principal repayments and maturities of investment securities held to maturity                 11,185           17,400
        Principal repayments and maturities of mortgage-backed securities available for sale           5,682            4,113
        Principal repayments and maturities of mortgage-backed securities held to maturity                 4               10
        Decrease in loans receivable                                                                  12,685           13,333
        Decrease (increase) in FHLB stock                                                                351             (248)
        Proceeds from sale of real estate owned                                                            -               32
        Acquisition - net of cash and cash equivalents                                                     -             (248)
        Additions to office properties and equipment                                                    (139)            (577)
-----------------------------------------------------------------------------------------------------------------------------

                            Net cash provided by investing activities                                  7,794            8,501
-----------------------------------------------------------------------------------------------------------------------------

Financing activities:
        Net (decrease) increase in demand and club accounts                                           (3,713)           1,004
        Net decrease in time deposit accounts                                                        (14,190)          (8,247)
        Net decrease in FHLB advances                                                                 (3,062)              (4)
        Decrease in advance deposits by borrowers for taxes and insurance                               (756)            (634)
        Stock options exercised                                                                          465               81
        Acquisition of treasury stock                                                                   (686)            (248)
        Dividends paid                                                                                (1,129)          (1,071)
-----------------------------------------------------------------------------------------------------------------------------

                            Net cash used by financing activities                                    (23,071)          (9,119)
-----------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                              (13,556)           1,977
Cash and cash equivalents at beginning of period                                                      53,425           33,863
-----------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                          $ 39,869         $ 35,840
-----------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
-----------------------------------------------------------------------------------------------------------------------------
        Cash paid during the period for:
              Interest on savings deposits                                                          $  3,205         $  4,876
              Interest on FHLB advances                                                                1,027              957
              Income taxes                                                                               580            1,027
        Transfer of loans to other real estate owned                                                      15               26

            Cash paid during the period for interest includes interest credited on deposits of $2,570 and $3,750 for the nine months ended March 31, 2004 and
            2003, respectively
-----------------------------------------------------------------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2004 AND JUNE 30, 2003


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2003. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2003 Annual Report to Stockholders. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended                  Nine months ended
                                                        March 31,                         March 31,
                                                 2004              2003             2004               2003
                                              ----------        ----------        ----------        ----------
Basic earnings per share:
   Net income                                 $      433        $      567        $    1,256        $    1,978
   Weighted average shares outstanding         1,904,878         1,881,271         1,890,728         1,880,767
   Earnings per share                         $     0.23        $     0.30        $     0.66        $     1.05

Diluted earnings per share:
   Net income                                 $      433        $      567        $    1,256        $    1,978
   Weighted average shares outstanding         1,904,878         1,881,271         1,890,728         1,880,767
   Dilutive effect of employee
      stock options                               88,035            95,082            96,472           102,130
                                              ----------        ----------        ----------        ----------

   Diluted weighted shares outstanding         1,992,913         1,976,353         1,987,200         1,982,897
   Earnings per share                         $     0.22        $     0.29        $     0.63        $     1.00


All outstanding options during the three and nine months ended March 31, 2004 were included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the nine months ended March 31, 2004 and 2003, the Company's total comprehensive income was $1,185 and $2,070, respectively. Total comprehensive income is comprised of net income of $1,256 and $1,978, respectively, and other comprehensive (loss) income of $(71) and $92, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

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

Any excess of the Bank's recorded investment in the loans over the measured value of the loans in accordance with SFAS 114 is provided for in the allowance for loan losses. The Bank reviews its loans for impairment on a quarterly basis.

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

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES

    Investment and mortgage-backed securities available for sale are comprised of the following:

                                                              Amortized         Gross Unrealized            Fair
                                                                Cost          Gains          Losses         Value
                                                              ----------------------------------------------------
AT MARCH 31, 2004:
         Municipal obligations                                $ 9,964        $   728        $     5        $10,687
         FHLMC preferred stock                                    750             54              -            804
         FNMA common stock                                        583            160              -            743
         FHLMC  common stock                                      684            143              -            827
         Agency Notes                                           8,441            125              -          8,566
         Corporate notes                                        1,079             44              1          1,122
         Shay Financial Services ARM Fund                      23,151              -            155         22,996
         CRA Qualified Investment Fund                          1,000              -              6            994
         Other                                                    424              -              5            419
                                                              ----------------------------------------------------

                                                               46,076          1,254            172         47,158

         Mortgage-backed securities available for sale         15,345            189             82         15,452
                                                              ----------------------------------------------------

                      Total                                   $61,421        $ 1,443        $   254        $62,610
                                                              ====================================================



    At March 31, 2004, the contractual maturities of the debt securities available for sale are:

                                                                        Amortized              Fair
                                                                          Cost                 Value
                                                                        -----------------------------
         Due after one year through five years                          $  1,600             $  1,622
         Due after five years through ten years                            6,549                6,617
         Due after ten years                                              26,884               27,791
                                                                        -----------------------------

                      Total                                             $ 35,033             $ 36,030
                                                                        =============================


     Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock, Community Reinvestment Act (CRA) Qualified Investment Fund and Shay Financial Services ARM Fund have no stated maturity.

     Note: Proceeds from the sale of investment and mortgage-backed securities available for sale during the nine months ended March 31, 2004 and 2003 were $3,729 and $963, respectively. Gross realized gains on those sales were $35 and $4, respectively.



     Investment securities held to maturity are comprised of the following:

                                                       Amortized             Gross Unrealized               Fair
                                                         Cost              Gains            Losses          Value
                                                       ----------------------------------------------------------
      AT MARCH 31, 2004
               Corporate and Agency bonds              $  9,515            $ 75             $ 31         $  9,559
               Commercial Paper                           2,496               8                -            2,504
                                                       ----------------------------------------------------------

                         Total                         $ 12,011            $ 83             $ 31         $ 12,063
                                                       ==========================================================



        At March 31, 2004, the contractual maturities of the debt securities held to maturity are:

                                                                              Amortized             Fair
                                                                                Cost                Value
                                                                              -----------------------------
               Due in one year or less                                        $  2,496             $  2,504
               Due after one year through five years                             5,000                5,017
               Due after five years through ten years                            1,681                1,665
               Due after ten years                                               2,834                2,877
                                                                              -----------------------------

                         Total                                                $ 12,011             $ 12,063
                                                                              =============================

(4) LOANS RECEIVABLE

    Loans receivable are comprised of the following:

                                                                              March 31,           June 30,
                                                                                   2004               2003
    ------------------------------------------------------------------------------------------------------
         First mortgage loans:
               1 to 4 family dwellings                                         $117,841           $118,962
               Multi-family dwellings                                             1,659              2,640
               Commercial                                                         6,439              5,337
               Construction and development loans                                 6,330             14,728
    ------------------------------------------------------------------------------------------------------

                                                                                132,269            141,667

         Commercial and other loans                                               2,269              3,012
         Consumer loans:
               Loans secured by savings accounts                                    324                350
               Installment loans                                                 38,331             45,113
    ------------------------------------------------------------------------------------------------------

                                                                                 40,924             48,475
    ------------------------------------------------------------------------------------------------------

         Loans receivable, net of unearned discounts                            173,193            190,142
         Less: Allowance for loan losses                                         (2,017)            (2,006)
                   Loans in process                                              (3,363)            (7,314)
                   Net deferred loan origination costs                              603                380
    ------------------------------------------------------------------------------------------------------

         Loans receivable, net                                                 $168,416           $181,202
    ------------------------------------------------------------------------------------------------------


    Changes in the allowance for loan losses for the nine months ended
    March 31, 2004 and 2003 are as follows:

                                                                                 Fiscal             Fiscal
                                                                                   2004               2003
    ------------------------------------------------------------------------------------------------------

    Balance at beginning of the fiscal year                                      $2,006             $1,803
    Provision for losses                                                              9                  9
    Charge-offs                                                                     (30)               (18)
    Recoveries                                                                       32                 11
    Allowance on loans acquired from Stanton Federal Savings Bank                     -                209
    ------------------------------------------------------------------------------------------------------

    Balance at March 31, 2004 and 2003                                           $2,017             $2,014
    ------------------------------------------------------------------------------------------------------



    At March 31, 2004, there were no loans that are considered to be impaired under SFAS 114.



                                                                                          March 31,
                                                                                     2004            2003
                                                                                    ---------------------
    Non-accrual loans                                                               $1,595          $ 149
    Non-accrual loans as a percent of total loans, net                                1.00%          0.09%


    ------------------------

    All loans 90 days or more past due are reported as non-accrual.

(5) GUARANTEES

The Company issues standby letters of credit in the normal course of business. Letters of credit are issued for a one-year period. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed, in the case of nonperformance by the Company's customer. The maximum potential amount of future payments the Company could be required to make under these guarantees is $589,000 of which 100% is fully collateralized. Currently, the Company has not recognized a liability for the outstanding obligations, as the amount of the liability is insignificant. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

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


                                                                       Three Months Ended           Nine Months Ended
                                                                            March 31,                   March 31,
                                                                       2004          2003           2004          2003
                                                                       ----          ----           ----          ----
Net Income
   As reported                                                         $ 433         $ 567         $1,256        $1,978
   Deduct total stock-based compensation expense
    determined under fair-value based method for
    all awards, net of tax                                                -            (14)            (4)          (41)
                                                                       -----         -----         ------        ------
   Pro forma                                                           $ 433         $ 553         $1,252        $1,937

Basic earnings per share
   As reported                                                         $0.23         $0.30         $ 0.66        $ 1.05
   Pro forma                                                           $0.23         $0.29         $ 0.66        $ 1.03

Diluted earnings per share
   As reported                                                         $0.22         $0.29         $ 0.63        $ 1.00
   Pro forma                                                           $0.22         $0.28         $ 0.63        $ 0.98

There was no stock-based employee compensation expense included in reported net income during the three and nine months ended March 31, 2004 and 2003.

(7)  GOODWILL AND OTHER INTANGIBLE ASSETS

There have been no changes in the carrying value of goodwill during the nine months ended March 31, 2004.

The following table provides information for intangible assets subject to amortization for the periods indicated:

                                                      For the nine months ended
                                                              March 31,
                                                      2004                 2003
                                                      ----                 ----
      Amortized intangible assets:
           Core deposit intangible - gross           $ 1,905             $ 2,006
           Less:  accumulated amortization              (306)                 --
                                                     -------             -------

           Core deposit intangible - net             $ 1,599             $ 2,006
                                                     =======             =======


The following information shows the actual amortization expense for the current year and the estimated amortization expense for each of the five succeeding fiscal years:


         ----------------------------------------------------------------
         For the nine months ended 3/31/04                          $306
         ----------------------------------------------------------------
         For the fiscal year ended 6/30/04                           394
         ----------------------------------------------------------------
         For the fiscal year ended 6/30/05                           340
         ----------------------------------------------------------------
         For the fiscal year ended 6/30/06                           290
         ----------------------------------------------------------------
         For the fiscal year ended 6/30/07                           243
         ----------------------------------------------------------------
         For the fiscal year ended 6/30/08                           199
         ----------------------------------------------------------------


(8) POST-RETIREMENT BENEFITS

During the quarter ended March 31, 2004 the Company implemented a Supplemental Executive Retirement Plan ("SERP") and a Trustee Deferred Compensation/ Retirement Plan ("TDCRP") to provide certain additional retirement benefits to participating executive officers and trustees. These plans did not include any provisions for previous service provided by the participating executive officers and trustees.

For the three and nine months ended March 31, 2004, the Company had service costs and interest costs of $66,000 and $2,000, respectively related to the SERP and the TDCRP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


BALANCE SHEET DATA

                                                               At March 31,
                                                           2004            2003
                                                           ----            ----
                                                    (In thousands except per share data)
                                                    ------------------------------------
                                                               (Unaudited)
Total assets                                             $301,251        $316,755
Interest-earning deposits with other institutions          37,910          32,476
Investment securities available for sale                   47,158          51,310
Investment securities held to maturity                     12,011          12,518
Mortgage-backed securities available for sale              15,452          16,001
Mortgage-backed securities held to maturity                     -              30
Loans receivable, held for sale                             1,429           1,586
Loans receivable, net                                     168,416         187,171
Savings deposits                                          247,677         259,388
FHLB advances                                              21,610          24,713
Retained earnings                                          29,335          29,010
Stockholders' equity                                       27,519          27,385
Stockholders' equity per share                           $  14.29        $  14.55


STATISTICAL PROFILE

                                                                  Three months ended           Nine months ended
                                                                       March 31,                    March 31,
                                                                 --------------------         -------------------
                                                                 2004            2003         2004          2003
                                                                 ----            ----         ----          ----
Average yield earned on all interest-earning assets               4.65%          5.47%         4.56%         5.66%
Average rate paid on all interest-bearing liabilities             2.32           3.16          2.40          3.37
Average interest rate spread                                      2.33           2.31          2.16          2.29
Net yield on average interest-earning assets                      2.59           2.72          2.41          2.74
Average interest-earning assets as a percentage of
  average interest-bearing liabilities                          111.77         115.14        111.35        115.47
Return on average assets (1)                                      0.57           0.83          0.54          0.96
Return on average equity (1)                                      6.32           8.29          6.13          9.76
Average equity to average assets                                  9.07          10.01          8.87          9.82

--------------------
(1) Amounts are annualized.

         COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended March 31, 2004 was $433,000 compared to $567,000 for the same period in the prior year. The decrease of $134,000 or 23.63% was primarily the result of a $394,000 increase in total operating expenses partially offset by a $158,000 increase in total other income, a $57,000 increase in net interest income and a $45,000 decrease in income taxes. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $57,000 or 3.19% during the three months ended March 31, 2004 as compared to the same period of the prior year. The increase was primarily due to an increase in the average interest rate spread from 2.31% for the quarter ended March 31, 2003 to 2.33% for the quarter ended March 31, 2004. Additionally, the average balance of net earning assets increased $22.6 million or 8.60% from the prior year.

Interest income on loans receivable and loans held for sale decreased by $260,000 or 9.27% during the three months ended March 31, 2004 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 6.74% for the quarter ended March 31, 2003 to 6.03% for the quarter ended March 31, 2004. The decrease resulting from the change in the average yield was partially offset by an increase of $2.5 million or 1.52% in the average outstanding balance of loans receivable compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable consisted of a $4.3 million or 11.75% increase in the average outstanding balance of consumer loans offset by a $1.8 million or 1.42% decrease in the average outstanding balance of mortgage loans. Included in the increase in the average outstanding balance of loans receivable are the loans acquired from SFSB Holding Company on March 28, 2003. The decrease in the average yield was primarily due to the continued low interest rate environment.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale increased by $16,000 or 14.29% during the quarter ended March 31, 2004 as compared to the March 31, 2003 quarter. This increase was primarily due to an increase in the average outstanding balance of mortgage-backed securities of $4.7 million or 52.22% during the quarter ended March 31, 2004 compared to the March 31, 2003 quarter. Partially offsetting the fluctuation resulting from the increase in the average outstanding balance was a decrease in the average yield on mortgage-backed securities from 5.00% for the quarter ended March 31, 2003 to 3.72% for the quarter ended March 31, 2004. The increase in the average outstanding balance of mortgage-backed securities resulted from purchases made during the period. The decrease in the average yield was primarily due to a decline in market interest rates which resulted in increased repayments and downward re-pricing of adjustable rate securities. At March 31, 2004, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $101,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 4.19% at March 31, 2004. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities were not sold. There are no mortgage-backed securities in the held to maturity portfolio at March 31, 2004. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale decreased during the three months ended March 31, 2004 by $54,000 or 9.34% from the comparable period in 2003, primarily due to a decrease in the average yield on investment securities from 3.82% for the quarter ended March 31, 2003 to 3.52% for the quarter ended March 31, 2004. In addition, the average outstanding balance of investment securities decreased $1.6 million or 2.59% for the quarter ended March 31, 2004 as compared to the same period in the prior fiscal year. The decrease in the average outstanding balance was primarily due to securities being called during the period. At March 31, 2004, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $1.1 million and $52,000, respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits increased during the three months ended March 31, 2004 by $50,000 or 72.46% from the comparable period in 2003. This increase was primarily due to an increase of $17.0 million or 65.89% in the average outstanding balance of interest-earning deposits for the quarter ended March 31, 2004 as compared to the March 31, 2003 quarter. Additionally, the average yield on interest-earning deposits increased from 1.06% for the quarter ended March 31, 2003 to 1.12% for the quarter ended March 31, 2004. The increase in the average balance was primarily due to increases in deposit balances and the investment of excess funds resulting from repayments of loans and investment and mortgage-backed securities.

Interest expense on interest-bearing deposits decreased by $308,000 or 21.08% for the quarter ended March 31, 2004, compared to the same period in 2003. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 2.87% for the three months ended March 31, 2003 to 1.99% for the three months ended March 31, 2004. This decrease was partially offset by a $27.1 million or 13.13% increase in the average outstanding balance of such deposits during the three months ended March 31, 2004 as compared to the same period of the prior year. Included in the increase in the average outstanding balance of interest-bearing deposits are deposits acquired from SFSB Holding Company on March 28, 2003.

Interest expense on borrowings for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 remained relatively the same. This consistency was the result of an insignificant change in the average outstanding balance of FHLB advances coupled with a constant average rate paid on borrowings of 5.81%.

PROVISION FOR LOAN LOSSES. The Bank provided $3,000 to its allowance for loan losses for each of the quarters ended March 31, 2004 and March 31, 2003. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At March 31, 2004 and March 31, 2003, the allowance for loan losses amounted to $2.0 million or 1.20% and 1.08% of the total loan portfolio, respectively.

A review of the loan portfolio is conducted at least quarterly by management to determine if the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the nine months ended March 31, 2004. Thus, the level of the allowance for loan losses as a percentage of the loan portfolio is substantially unchanged from June 30, 2003. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $158,000 or 77.83% to $361,000 for the quarter ended March 31, 2004 as compared to the same period in 2003. This was the result of an increase in service charge income of $67,000, a $67,000 increase in other operating income and a $22,000 increase in the net gain on the sale of investment and mortgage-backed securities available for sale.

OPERATING EXPENSES. Total operating expenses increased by $394,000 or 33.31% during the quarter ended March 31, 2004 as compared to the same quarter in 2003. This increase was primarily due to a $237,000 increase in compensation and benefits expense and a $93,000 increase in other operating expenses. Additionally, professional fees increased $58,000 and data processing expense increased $38,000. These increases were slightly offset by a decrease of $25,000 in premises and occupancy expense. The increase in compensation and benefits was primarily the result of increased staffing resulting from the acquisition of SFSB Holding Company and the hiring of new employees since March 31, 2003. Additionally, the Company incurred expenses related to the Supplemental Executive Retirement Plan and the Trustee Deferred Compensation/Retirement Plan of $68,000. The increase in other operating expenses was largely attributable to amortization expense of $102,000 related to the core deposit intangible associated with the acquisition of SFSB Holding Company.

INCOME TAX EXPENSE. Income tax expense decreased by $45,000 for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 primarily as a result of lower pre-tax income. The effective tax rate increased slightly from 29.57% for the 2003 quarter to 30.83% for the 2004 quarter.

           COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003


GENERAL. The Company's net income for the nine months ended March 31, 2004 was $1.3 million compared to $2.0 million for the same period in the prior year. The decrease of $722,000 or 36.50% was primarily the result of a $1.4 million increase in other operating expenses and a $232,000 decrease in net interest income partially offset by a $486,000 increase in other income and a $436,000 decrease in income taxes. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income decreased by $232,000 or 4.23% during the nine months ended March 31, 2004 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average balance of net earning assets of $6.0 million or 16.94%. Additionally, the average interest rate spread decreased from 2.29% for the nine months ended March 31, 2003 to 2.16% for the nine months ended March 31, 2004.

Interest income on loans receivable and loans held for sale decreased by $1.3 million or 14.25% during the nine months ended March 31, 2004 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 6.93% for the nine months ended March 31, 2003 to 6.15% for the nine months ended March 31, 2004. Additionally, the average outstanding balance of loans receivable decreased $5.7 million or 3.32% compared to the same period in the prior year. The decrease in the average outstanding balance of loans receivable consisted of an $11.5 million or 8.48% decrease in the average outstanding balance of mortgage loans which was partially offset by a $5.7 million or 15.57% increase in the average outstanding balance of consumer loans. The decrease in the average yield was primarily due to lower market interest rates. The decrease in the average balance of loans receivable was the result of loan repayments exceeding loan originations during the period.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $11,000 or 2.98% during the nine months ended March 31, 2004 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on mortgage-backed securities from 5.34% to 4.09% for the nine months ended March 31, 2003 and 2004, respectively. This decrease was partially offset by a $2.5 million or 26.60% increase in the average outstanding balance of mortgage-backed securities during the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003.

Interest income on investments held to maturity and investments available for sale decreased during the nine months ended March 31, 2004 by $255,000 or 14.78% from the comparable period in 2003. This decrease was primarily due to a decrease in the average yield on investment securities from 3.99% for the nine months ended March 31, 2003 to 3.36% for the nine months ended March 31, 2004. Slightly offsetting the decrease resulting from the decline in the average yield was a $644,000 or 1.12% increase in the average outstanding balance of investment securities.

Interest income on interest-earning deposits increased during the nine months ended March 31, 2004 by $179,000 or 65.33% from the comparable period in 2003. This increase was primarily due to an increase of $27.1 million or 98.27% in the average outstanding balance of interest-earning deposits for the nine months ended March 31, 2004 as compared to the same period in the prior year. This increase was partially offset by a decrease in the average yield on interest-earning deposits from 1.30% for the nine months ended March 31, 2003 to 1.11% for the nine months ended March 31, 2004. The increase in the average balance was primarily a result of the temporary investment of funds received related to the repayment of loans and investment and mortgage-backed securities.

Interest expense on interest-bearing deposits decreased by $1.1 million or 23.42% for the nine months ended March 31, 2004 compared to the same period in 2003. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 3.11% for the nine months ended March 31, 2003 to 2.09% for the nine months ended March 31, 2004. This decrease was partially offset by an increase of $29.1 million or 13.90% in the average outstanding balance of savings deposits during the nine months ended March 31, 2004 as compared to the same period of the prior year. The increase in the average outstanding balance was primarily due to the deposits obtained as a result of the acquisition of SFBS Holding Company.

Interest expense on borrowings for the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003 increased $12,000 or 1.25%. This increase was primarily due to a $1.5 million or 6.79% increase in the average outstanding balance of FHLB advances. Partially offsetting the increase related to the change in the average balance was a decrease in the average rate from 5.81% at March 31, 2003 to 5.52% at March 31, 2004.

PROVISION FOR LOAN LOSSES. The Bank provided $9,000 to its allowance for loan losses for each of the nine months ended March 31, 2004 and 2003. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

OTHER INCOME. Total other income increased by $486,000 or 74.43% to $1.1 million for the nine months ended March 31, 2004 as compared to the same period in 2003. This was primarily the result of a $238,000 increase in service charge income and a $215,000 increase in other operating income. Additionally, the net gain on the sale of investments and mortgage-backed securities available for sale increased $31,000. The increase in service charge income was largely attributable to activity related to the accounts obtained through the acquisition of SFSB Holding Company. The increase in other operating income was primarily the result of an increase in the cash surrender value of bank owned life insurance during the period.

OPERATING EXPENSES. Total operating expenses increased by $1.4 million or 43.34% during the nine months ended March 31, 2004 as compared to the same period in 2003. This increase was primarily due to a $636,000 increase in compensation and benefits and a $489,000 increase in other operating expenses. Additionally, data processing expense increased $117,000, premises and occupancy expense increased $104,000 and professional fees increased 82,000. These increases were partially offset by an $18,000 decrease in net loss on real estate owned. The increase in compensation and benefits was primarily the result of the hiring of new employees during the first nine months of the fiscal year. Additionally, the Company incurred expenses related to the Supplemental Executive Retirement Plan and the Trustee Deferred Compensation/Retirement Plan of $68,000. The increase in other operating expenses was largely attributable to amortization expense of $306,000 related to the core deposit intangible associated with the acquisition of SFSB Holding Company. Premises and occupancy expense increased primarily as a result of the two additional branches obtained through the acquisition of SFSB Holding Company.

INCOME TAX EXPENSE. Income tax expense decreased by $436,000 or 49.10% for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003 primarily as a result of lower pre-tax income. Additionally, the effective tax rate decreased from 30.98% for the nine months ended March 31, 2003 to 26.46% for the same period in 2004.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets decreased by $21.5 million or 6.67% from June 30, 2003 to March 31, 2004. The majority of this decrease was comprised of a decrease in interest-earning deposits with other institutions of $13.3 million or 26.01% and a decrease in loans receivable, net of $12.8 million or 6.97%. These decreases were slightly offset by a $2.8 million increase in investment securities held to maturity and a $2.0 million increase in mortgage-backed securities available for sale. The largest components of change in liabilities were a $17.9 million decrease in savings deposits and a $3.1 million decrease in FHLB advances. The decrease in savings deposits was funded primarily through the decreases in interest earning deposits with other institutions and loans mentioned above. The decrease in FHLB advances resulted from the maturity of a $3.1 million advance during the second quarter of fiscal 2004.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2004, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 7.70% and 16.60%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 2004.

                                               Tier I          Tier I          Tier II
                                                Core         Risk-Based      Risk-Based
                                               Capital         Capital         Capital
                                               -------         -------         -------
                                                     (Dollar amounts in thousands)

Equity capital (1)                             $23,020         $23,020         $23,020
Plus general valuation allowances (2)                -               -           1,883
Plus allowable unrealized gains                      -               -              87
                                               -------         -------         -------
   Total regulatory capital                     23,020          23,020          24,990
Minimum required capital                        11,956           6,025          12,051
                                               -------         -------         -------
   Excess regulatory capital                   $11,064         $16,995         $12,939
                                               =======         =======         =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                           $14,945         $ 9,030         $15,050
                                               =======         =======         =======

Regulatory capital as a percentage (3)            7.70%          15.30%          16.60%
Minimum required capital percentage               4.00            4.00            8.00
                                               -------         -------         -------
   Excess regulatory capital percentage           3.70%          11.30%           8.60%
                                               =======         =======         =======

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions                   5.00%           6.00%          10.00%
                                               =======         =======         =======

----------------------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended March 31, 2004.

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $298,892. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $150,503.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan loss is contained in the discussion on "Provision for Loan Losses" on pages 14 and 15 herein.

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

SFAS No. 132(R) also amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting" to require interim-period disclosure of the components of net periodic benefit cost and, if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other post-retirement benefit plans. The Company was required to adopt the interim-period disclosure requirements of SFAS No. 132(R) effective March 31, 2004. The Company has included the required interim-period disclosures in Note 8 of the Notes to Unaudited Consolidated Financial Statements.

In January 2003, the FASB issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities" revised December 2003 ("FIN 46(R)"). FIN 46(R) requires that companies consolidate a variable interest entity if it is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. The provisions of FIN 46(R) currently are required to be applied no later than the first reporting period ending after March 15, 2004 for variable interest entities in which the Company holds a variable interest that it acquired on or before January 31, 2003. Companies that acquired a variable interest after January 31, 2003, continue to apply the provisions of FIN 46 or apply FIN 46(R) beginning December 31, 2003. Companies that hold a variable interest in a special purpose entity, as defined, are required to apply either FIN 46 or FIN 46(R) no later than the end of the first reporting period that ends after December 15, 2003. There will be no impact on the Company's financial position, results of operations or cash flows related to FIN 46 or FIN 46(R).

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

ITEM 4.  CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first nine months of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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



Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

               32.1 Certification of Chief Executive Officer pursuant to section
                    906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of Chief Financial Officer pursuant to section
                    906 of the Sarbanes-Oxley Act of 2002

               Reports on Form 8-K

               On April 27, 2004, the Company filed a Form 8-K to report under "Item 12. Results of Operations and Financial Condition" the results of its operations for the quarter ended March 31, 2004. No financial statements were required to be filed with the Form 8-K.

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


Date: May 14, 2004