Form 10-K
period 2004-06-30
LAUREL CAPITAL GROUP INC
filed 2004-09-28
CIK 892158

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of December 31, 2003, the aggregate value of the shares of Common Stock of the Registrant issued and outstanding on such date, which excludes shares held by all directors and officers of the Registrant as a group, was approximately $42.7 million. This figure is based on the final close price of $24.75 per share of the Registrant's Common Stock on December 31, 2003.

Number of shares of Common Stock outstanding as of September 15, 2004: 1,928,604

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.

(1) Portions of the Annual Report to Stockholders for the year ended June 30, 2004 are incorporated into Part II, Items 5 through 8 of this Form 10-K.

(2) Portions of the definitive proxy statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

      Laurel Capital Group, Inc. (the "Company") is a bank holding company whose primary asset is the common stock of its wholly owned subsidiary Laurel Savings Bank ("Laurel Savings" or the "Bank"). The business and management of the Company primarily consists of the business and management of the Bank. The Bank's business is conducted through its corporate headquarters located in Allison Park, Pennsylvania as well as six branch offices located in Allegheny County and one branch office located in Butler County, Pennsylvania. Additionally, the Bank has one active subsidiary, Laurel Financial Group, Inc. ("LFG"), headquartered in Wilmington, Delaware. At June 30, 2004 LFG had assets of approximately $11.9 million consisting primarily of single-family residential loans. At June 30, 2004, the Company had total assets of $299.4 million and stockholders' equity of $27.1 million or 9.06% of total assets. In addition, at such date, the Bank's core capital of $23.2 million and Tier I and Tier II risk-based capital of $23.2 million and $25.0 million, respectively, exceeded the regulatory required amounts by $11.2 million, $17.2 million and $13.2 million, respectively. The Bank's corporate headquarters is located at 2724 Harts Run Road, Allison Park, Pennsylvania, its telephone number is (412) 487-7400 and its internet address is WWW.LAURELSB.COM.

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

MARKET AREA

      The Bank's principal market area consists of Allegheny and Butler counties in Pennsylvania, which includes the City of Pittsburgh, the region's major metropolitan center and the hub of the Pittsburgh Metropolitan Statistical Area ("MSA"). The Bank's business is conducted through its corporate office located in Allison Park, a suburb of Pittsburgh, and seven branch offices. Substantially all of the Bank's deposits are received from residents of its principal market area and most of its loans are secured by properties in Allegheny and Butler counties. Although the Bank has no branches in downtown Pittsburgh, the Bank participates in the STAR(TM), Cirrus(TM), Pulse(TM) and Jeanie(TM) automatic teller machine ("ATM") networks which provide customers with access to their deposits at thousands of locations throughout metropolitan Pittsburgh and Pennsylvania, as well as other states. The Bank is also a member of the Freedom ATM Alliance (the "Alliance"), a consortium of 30 financial institutions, the majority of which are located in southwestern Pennsylvania. The Alliance provides surcharge-free transactions to customers of Alliance members at over 550 ATMs throughout the region.

      The population of the Bank's principal market area is approximately 1.5 million. The area's economy has been undergoing a transition from heavy industry to one of service, health care, advanced technology, light manufacturing and education industries. As a result of this transition, unemployment in the Pittsburgh MSA is 5.2% compared to 5.2% for the state of Pennsylvania and 5.6% for the United States. Housing costs are below the national average resulting in over 71.4% of the area's residents owning their own home. While the area will likely experience job losses to corporate mergers and downsizing in the future, the Company believes the diversity of the area's industry will continue to provide a stable economy.

FORWARD LOOKING STATEMENTS

      This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

LENDING ACTIVITIES

      GENERAL. Laurel Savings has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans' Affairs ("VA"). At June 30, 2004, Laurel Savings' gross loan portfolio amounted to $178.3 million, representing approximately 59.5% of the Bank's total assets at that date. Permanent loans secured by single-family (one-to-four units) residential properties amounted to $125.3 million or 70.3% of the total loan portfolio at June 30, 2004. At June 30, 2004, multi-family (over four units) residential loans amounted to $1.6 million or 0.9% of the total loan portfolio while construction and development loans totaled $5.2 million or 2.9% of the total loan portfolio and commercial real estate loans totaled $6.3 million or 3.6% of the total loan portfolio. Consumer loans, the second largest component of the Bank's total loan portfolio, amounted to $38.3 million or 21.5% of such portfolio at June 30, 2004 and consisted primarily of home equity loans, home equity lines of credit and automobile loans. Commercial and other loans, which make up the remainder of the portfolio, amounted to $1.5 million or 0.8% of the loans outstanding at June 30, 2004.

      The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                                       As of June 30,
                                 ------------------------------------------------------------------------------------------------
                                    2004                2003                2002              2001               2000
                                 ---------           ----------          ---------          ---------          ---------
                                   Amount       %      Amount       %      Amount      %     Amount       %      Amount      %
                                 ---------   ------  ----------  ------  ---------  ------  ---------  ------  ---------   ------
                                                                  (Dollars in Thousands)
Real estate loans:
  Single-family                  $ 125,304    70.3%  $ 118,962    62.6%  $131,359    71.1%  $130,039    70.3%  $125,276     69.8%
  Multi-family                       1,616     0.9%      2,640     1.4%     3,202     1.7%     2,892     1.6%     2,476      1.4%
  Construction and
      development (1)                5,247     2.9%     14,728     7.7%     9,687     5.3%    10,763     5.8%    10,167      5.7%
  Commercial                         6,322     3.6%      5,337     2.8%     4,496     2.4%     5,051     2.7%     5,391      3.0%
                                 ---------   -----   ---------   -----   --------   -----   --------   -----   --------    -----
    Total real estate loans        138,489    77.7%    141,667    74.5%   148,744    80.5%   148,745    80.4%   143,310     79.9%
Commercial and other loans (2)       1,475     0.8%      3,012     1.6%     1,560      .8%     1,707      .9%       919       .5%
Consumer loans (3)                  38,295    21.5%     45,463    23.9%    34,461    18.7%    34,441    18.7%    35,110     19.6%
                                 ---------   -----   ---------   -----   --------   -----   --------   -----   --------    -----
    Total loans                  $ 178,259   100.0%  $ 190,142   100.0%  $184,765   100.0%  $184,893   100.0%  $179,339    100.0%
                                 ---------   =====   ---------   =====   --------   =====   --------   =====   --------    =====
Less:
  Loans in process                  (3,459)             (7,314)            (4,719)            (6,160)            (7,796)
  Allowance for loan
      Losses                        (2,032)             (2,006)            (1,803)            (1,759)            (1,798)
  Unamortized costs and fees           523                 380                 79                (66)              (224)
                                 ---------           ---------           --------           --------           --------
  Net loans receivable           $ 173,291           $ 181,202           $178,322           $176,908           $169,521
                                 =========           =========           ========           ========           ========
  Loans held for sale (4)        $   1,130           $   1,439           $  1,371           $  1,701           $  1,514
                                 =========           =========           ========           ========           ========

----------

(1) The $5.2 million construction and development loan portfolio outstanding at June 30, 2004 consisted of adjustable-rate construction loans totaling $3.3 million and fixed-rate construction loans totaling $1.9 million.

(2) Commercial and other loans consists primarily of U.S. Department of Agriculture loans which are guaranteed.

(3) Consumer loans consist primarily of installment loans, auto loans, home equity loans and loans on savings accounts. For additional information regarding these loans, see
      Note 4 to the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Stockholders ("Annual Report") set forth as Exhibit 13 hereto.

(4)   Loans held for sale consist of guaranteed student loans.

      MATURITIES AND REPRICING OF LOANS. The following table sets forth the contractual principal repayments of the total loan portfolio of the Bank as of June 30, 2004 by categories of loans. Loans with adjustable interest rates are shown in the year that interest rates are next scheduled to adjust rather than the year that they are contractually due. Fixed rate loans are included in the year that they are contractually due. The amounts shown for each period do not take into account either loan prepayments or scheduled amortization of the Bank's loan portfolio.

                                                           Loan Maturities and Repricing in Year Ended June 30,
                                                 ----------------------------------------------------------------------
                                    Total
                                Outstanding at                2006 -                                           2026 and
                                June 30, 2004      2005       2007    2008 - 2009  2010 - 2015  2016 - 2025   Thereafter
                                --------------   -------    --------  -----------  -----------  -----------   ----------
                                                                     (In Thousands)
Fixed-rate mortgage loans         $ 84,216       $   821    $   760     $ 3,068      $ 8,127      $31,476      $39,964
Adjustable-rate mortgage loans      49,026         7,941     12,514      27,043        1,528            -            -
Construction                         5,247           626      1,018       1,707            -          353        1,543
Consumer and other loans            39,770         2,984      3,688       9,155       12,550       10,415          978
                                  --------       -------    -------     -------      -------      -------      -------
   Total                          $178,259       $12,372    $17,980     $40,973      $22,205      $42,244      $42,485
                                  ========       =======    =======     =======      =======      =======      =======

      Contractual repayments due after June 30, 2005 amount to $83.4 million for fixed interest rate loans and $49.0 million for adjustable or floating interest rate loans. Contractual maturities of loans do not reflect the actual term of the Bank's loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Scheduled principal amortization also reduces the average maturity of the loan portfolio. The average life of mortgage loans tends to increase, however, when current mortgage rates substantially exceed rates on existing mortgages and conversely, decrease when rates on existing mortgages substantially exceed current mortgage loan rates.

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

      Under policies adopted by the Bank's Board of Trustees, the Bank limits the loan-to-value ratio to 97% on residential mortgage loans and requires that private mortgage insurance be obtained that reduces the Bank's loan-to-value ratio to 80%. The loan-to-value ratio on second mortgages may not exceed 100% of the property value including the amount of the first mortgage on the property. Construction and development and commercial real estate loans generally are made for no more than 97% and 80%, respectively, of the appraised value of the property. With respect to construction and development loans, such value reflects the projected value of the property upon completion.

      Historically, the Bank has not been an active purchaser or seller of loans. However, during fiscal 2004, the Bank purchased $20.8 million in adjustable-rate mortgage loans in the secondary market. The sales activity conducted by the Bank during fiscal 2004, 2003 and 2002 consisted solely of the sale of student loans.

      The following table shows total loan origination, purchase and repayment activities of the Bank during the periods indicated.

                                            Year Ended June 30,
                                         2004       2003      2002
                                       --------   -------    -------
                                               (In Thousands)
Real estate originations:
  Residential:
    Single-family                      $ 26,094   $28,881    $30,238
    Multi-family                            168       124      1,179
  Commercial                                900     1,256      1,070
  Construction and development (1)        3,876    14,396     11,926
                                       --------   -------    -------
       Total real estate loan
       originations                      31,038    44,657     44,413
Consumer and other loan
    Originations (2)                     17.796    24,960     21,773
                                       --------   -------    -------
       Total loan originations           48,834    69,617     66,186
Loans purchased                          20,832        --         --
Loans acquired by acquisition (3)            --    24,555         --
                                       --------   -------    -------
       Total loan originations,
       loans purchased and loans
       acquired                          69,666    94,172     66,186
                                         ------    ------    -------
Students loans sold                         849       612      1,098
Principal loan repayments                76,961    90,383     63,759
Other, net (4)                               76       229        245
                                       --------   -------    -------
       Total principal loan
       repayments and other              77,886    91,224     65,102
                                       --------   -------    -------
Net (decrease) increase in loans
   receivable, net and loans held
   for sale                            $ (8,220)  $ 2,948    $ 1,084
                                       ========   =======    =======

----------

(1) Construction and development loans are classified as either residential or commercial real estate loans at the time of origination depending on the nature of the properties securing the loans. Construction loan originations totaled $3.9 million during fiscal 2004, of which $2.9 million were adjustable-rate loans and $1.0 million were fixed-rate loans.

(2)   Includes student loans held for sale

(3) Reflects loans acquired in conjunction with the acquisition of SFSB Holding Company on March 28, 2003.

(4) Includes transfers to real estate owned and all activity in the allowance for possible loan losses.

LENDING PROGRAMS AND POLICIES

      RESIDENTIAL LENDING. Historically, the Banks' lending activity has consisted largely of the origination of long-term, fixed-rate residential mortgage loans secured by one-to-four family residential properties. As a result, at June 30, 2004, $77.2 million or 43.3% of the Bank's total loan portfolio consisted of long-term loans with fixed-rates of interest which were secured by first mortgages on one-to-four family residential properties. During fiscal 2004, 2003 and 2002, the Bank originated $9.0 million, $26.3 million and $22.5 million, respectively, of fixed-rate single-family mortgage loans. Due to the lower interest rate environment during both fiscal 2004 and fiscal 2003 the Bank found the largest portion of its single-family loan demand to be for fixed-rate loans. The significant increase in principal loan repayments in fiscal 2004 and 2003 primarily relates to refinancing activity concerning one-to-four family loans as a result of the low interest rate environment.

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

      In addition, Laurel Savings originates adjustable-rate mortgages ("ARMs") with up to a 30-year amortization schedule. On all ARMs currently offered by the Bank, payments are adjusted with each interest rate adjustment so that the term of the ARM is not affected. The Bank currently offers 1 year, 3/1 year and 5/1 year adjustable-rate loans. After the initial adjustment period (1,3 or 5 years), interest rate adjustments occur annually based on the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. All three loan types limit interest rate increases to 6% over the life of the loan and limit decreases to 2% below the initial rate. Additionally, all three loan types have a 2% adjustment cap. All of these loans may be converted to fixed-rate loans upon payment of a specified fee. Although Laurel Savings intends to continue to emphasize the origination of ARMs in order to reduce the impact on its operations of rapid increases in market rates of interest, such loans generally do not adjust as rapidly as changes in the Bank's cost of funds. At June 30, 2004, $48.1 million or 27.0% of the Bank's total loan portfolio consisted of ARMs on one-to-four family residential real estate.

      COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. The Bank originated $168,000 of multi-family residential real estate loans and $900,000 of commercial real estate loans in fiscal 2004. At June 30, 2004, the Bank's multi-family residential real estate loans and commercial real estate loans amounted to $1.6 million and $6.3 million, respectively, or 0.9% and 3.6% of the total loan portfolio, respectively. Such loans generally earn rates which exceed the rates on single-family residential real estate loans and usually have shorter terms. Such loans are offered with interest rates that generally adjust annually at 1% to 2% over the Bank Prime Lending Rate as published in the Wall Street Journal or are fixed for the term of the loan. Of the $7.9 million of commercial real estate and multi-family residential loans at June 30, 2004, $6.8 million have fixed rates of interest and $1.1 million have adjustable rates of interest. These loans have up to 30-year amortization schedules. The Bank's multi-family real estate loans are secured primarily by apartment buildings and its commercial real estate loans are secured primarily by other income-producing properties located in the Pittsburgh MSA, including small office buildings and warehouses.

      Multi-family and commercial real estate lending entails significant additional risks as compared with single-family residential property lending. Multi-family and commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience on such loans is typically dependent on the successful operation of the real estate project. The success of such projects is sensitive to changes in supply and demand conditions in the market for multi-family and commercial real estate as well as economic conditions. Although such loans are inherently more risky than single-family residential loans, the Bank recognizes the benefits of increasing its origination of these types of loans in the future due to the generally higher rates of interest earned on such loans.

      The Bank evaluates all aspects of commercial and multi-family real estate loan transactions in order to mitigate the risk to the Bank to the greatest extent possible. The Bank seeks to ensure that the property securing the loan will generate sufficient cash flow to adequately cover operating expenses and debt service payments. To this end, permanent commercial and multi-family real estate loans are generally made at a loan-to-value ratio of 80% or less and with a minimum debt service coverage generally of one to one and one-half times net rental income. In underwriting commercial and multi-family real estate loans, consideration is given to the property's operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower. A narrative appraisal report prepared by an outside appraiser, qualified by an independent member of the American Institute of Appraisers ("MAI") or a similar organization, is commissioned by the Bank to substantiate property values for commercial and multi-family real estate loan transactions, which appraisal, in final form, the Bank obtains prior to closing the loan. The Bank also obtains in virtually all cases full personal loan guarantees from the borrower, or in the case of a corporate borrower, the loan guarantees from the persons controlling the borrower.

      CONSTRUCTION AND DEVELOPMENT LENDING. The Bank's construction and development loans accounted for 12.5% of the real estate loans originated in fiscal 2004, 32.2% in fiscal 2003 and 26.9% in fiscal 2002. Such loans are generally used to fund the construction of residential properties for owner-occupancy although the Bank has originated commercial construction and land acquisition and development loans to a limited degree. Construction and development loans are classified as either residential or commercial real estate loans at the time of origination, depending on the nature of the property securing the loan. At June 30, 2004, construction and development loans amounted to $5.2 million. The decrease in the origination of construction and development loans during fiscal 2004 was primarily the result of decreased demand for new homes in the Bank's market area.

      The majority of the Bank's construction and development loans are made to homeowners; however, it does extend some speculative construction loans. Speculative construction loans on unsold properties carry more risk than pre-sold or individual construction loans originated by the Bank because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. The Bank attempts to mitigate these risks by, among other things, working with builders with whom it has established relationships and by generally limiting the number of unsold homes under construction.

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

      CONSUMER LENDING. The Bank originated $17.8 million, $25.0 million and $21.8 million of consumer loans in fiscal 2004, 2003 and 2002 out of total loan originations, purchases and acquisitions of $69.7 million, $94.2 million and $66.2 million, respectively. Although consumer loans may involve a greater risk of loss than residential real estate loans due to the nature of the collateral involved (or the absence of collateral), the Bank carefully reviews the creditworthiness of the borrower and, where applicable, the value of the collateral for such loans. However, since the amount outstanding on each individual loan is smaller, the risk of financial loss per loan is lower when compared to mortgage and commercial lending.

      Installment loans accounted for $38.0 million or 99.3% of all consumer loans at June 30, 2004. Installment loans generally have terms of less than seven years with fixed rates of interest. Home equity loans, which make up the majority of the Bank's total installment loans, typically have fixed interest rates and terms up to 15 years, although a majority of such loans have terms of ten years or less. The Bank does not require that it hold the first mortgage on the secured property. The Bank also offers a home equity line of credit with an adjustable rate of interest.

      Loans on savings accounts are also offered with the interest rates generally set at the higher of the underlying collateral rate plus 3% or the current Federal Reserve Board discount rate plus 5%. The interest rate is adjusted if the rate on the account or the Federal Reserve Board discount rate changes. Such loans are generally made for up to 90% of the amount in the savings account and accounted for

$285,000 or 0.7% of the consumer loan portfolio at June 30, 2004.

      REGULATORY REQUIREMENTS. The aggregate amount of loans that the Bank may make to any one borrower is limited to 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus when the loan is fully secured by readily marketable securities. At June 30, 2004, the Bank's loans to one borrower limit was approximately $4.1 million. The largest aggregate amount of loans by the Bank to any one borrower, including related entities, was a $1.4 million construction loan for the development of single and multi-family residences. This loan was current in accordance with its terms as of June 30, 2004.

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

NONPERFORMING LOANS AND OTHER REAL ESTATE OWNED

      When a borrower fails to make a required payment on a loan, Laurel Savings attempts cure the deficiency by contacting the borrower and seeking payment. A late charge is generally assessed after 20 days. Contacts are generally made after a payment is more than 30 days past due. In most cases, the deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the Bank's normal collection procedures, the Bank will generally institute measures to remedy the default including, in the case of mortgage loans, commencing a foreclosure action, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure or obtaining from the borrower the collateral which secures a non-mortgage obligation.

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

      If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a public auction at which the Bank may participate as a bidder at the sale. If the Bank is the successful bidder, the acquired property is then included in the Bank's "real estate owned" account until it is sold. The Bank is permitted to finance the sales of these properties by "loans to facilitate," which involve a lower down payment or a longer term than would be generally allowed by the Bank's underwriting standards. At June 30, 2004, the Bank had no loans to facilitate.

      The remedies available to the Bank in the event of a default or delinquency with respect to certain residential mortgage loans, and the procedures by which such remedies may be exercised, are subject to Pennsylvania law and regulations. Under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days prior written notice specifying the nature of the delinquency and the borrower's right to correct such delinquency. In addition, the lender's ability to exercise any remedies it may have with respect to loans for one- or two-family principal residences located in Pennsylvania is further restricted (including the lender's right to foreclose on such property) until the lender has provided the delinquent borrower with written notice detailing the borrower's rights to seek consumer credit counseling and state financial assistance and until the borrower has exhausted or failed to pursue such rights. These provisions of Pennsylvania law may delay for several months the Bank's ability to foreclose upon residential loans secured by real estate located in the Commonwealth of Pennsylvania. In addition, the uniform Federal National Mortgage Association ("FNMA")/ Federal Home Loan Mortgage Corporation ("FHLMC") lending documents used by the Bank, as well as most other residential lenders in Pennsylvania, require notice and a right to cure similar to that provided under Pennsylvania law.

      Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining the Bank's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized.

      The following table sets forth information regarding the Bank's non-accrual loans and real estate owned at the dates indicated. The Bank did not have any troubled debt restructurings at June 30, 2004.

                                                                       June 30,
                                                  --------------------------------------------------
                                                   2004        2003       2002       2001       2000
                                                  ------       ----       ----       ----       ----
                                                               (Dollars in Thousands)
Non-accruing loans:
       Single-family residential real estate       1,561      $ 572      $ 232      $ 467      $ 476
       Commercial real estate                        418        282          -         31         36
       Multi-family residential                        -          -          -          -         22
       Consumer and other loans                      177        102         55         25         26
                                                  ------      -----      -----      -----      -----
            Total non-accruing loans              $2,156      $ 956      $ 287      $ 523      $ 560
                                                  ======      =====      =====      =====      =====
Total non-performing loans as a percentage
     of net loans receivable                        1.24%      0.53%      0.11%      0.30%      0.33%
                                                  ======      =====      =====      =====      =====
Total real estate owned, net of related
     reserves                                     $    -      $   -      $ 131      $ 290      $   -
                                                  ======      =====      =====      =====      =====
Total non-performing loans and real estate
    owned as a percentage of total assets           0.72%      0.30%      0.12%      0.20%      0.22%
                                                  ======      =====      =====      =====      =====

      Under current federal regulations, an institution's problem assets are subject to classification according to one of three categories: "substandard," "doubtful" and "loss." For assets classified as substandard and doubtful, the institution is required to establish prudent general loan loss reserves in accordance with accounting principles generally accepted in the United States of America. Assets classified as loss must be completely written off. A category designated "special mention" also must be established and maintained for assets not currently requiring classification under federal regulations but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and to set aside appropriate loss reserves on the basis of such classification. At June 30, 2004, the Bank's classified assets totaled $2.3 million of which $2.2 million was classified as substandard and $63,000 was classified as doubtful. Classified assets consists of the Bank's non-performing residential real estate loans, consumer loans, certain loans which were delinquent between 15 and 90 days and other current loans which have in the past displayed characteristics which reflect potential weaknesses.

      ALLOWANCES FOR ESTIMATED LOAN LOSSES. Provisions for loan losses on first mortgage and other loans are charged to earnings in amounts that result in allowances sufficient, in management's judgment, to cover all known and inherent losses in the Bank's loan portfolio that are both probable and reasonable to estimate. In determining the appropriate level of provisions for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. The Bank's allowances for loan losses totaled $2.0 million at June 30, 2004 or 1.2% of total net loans outstanding at such date. The Bank's management believes that its present allowances for losses are sufficient to cover all known and inherent losses in the Bank's loan portfolio that are both probable and reasonable to estimate. However, while management uses the best information available to make such determinations, future adjustments to the loan loss allowance may be necessary based on changes in economic and other conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgements about information available to them at the time of their examination.

      The Bank's asset classification committee, consisting of the Vice President-Risk Management, the Chief Executive Officer and the Senior Vice President-Finance, meets on at least a quarterly basis. The committee reviews all non-performing assets to determine the adequacy of reserves. Adjustments are made as needed and the committee's findings are summarized in a detailed report submitted to the Board of Trustees.

      The following table sets forth an analysis of the Bank's allowance for loan losses during the periods indicated:

                                                            Year Ended June 30,
                                        -----------------------------------------------------------
                                         2004         2003         2002          2001        2000
                                        -------      -------      -------      -------      -------
                                                           (Dollars in Thousands)
Balance at beginning of period          $ 2,006      $ 1,803      $ 1,759      $ 1,798      $ 1,866
Charge offs:
        Residential real estate              (4)          (2)           -          (56)         (53)
        Commercial real estate                -            -            -            -            -
        Consumer                            (26)         (28)         (20)         (19)         (46)
                                        -------      -------      -------      -------      -------
Total charge offs                           (30)         (30)         (20)         (75)         (99)
                                        -------      -------      -------      -------      -------
 Recoveries:
        Residential real estate              22            -           20            -            -
        Consumer                             22           12           26           18           13
                                        -------      -------      -------      -------      -------
Total recoveries                             44           12           46           18           13
                                        -------      -------      -------      -------      -------
Net (chargeoffs) recoveries                  14          (18)          26          (57)         (86)
Provision for losses on loans                12           12           18           18           18
Allowance on loans acquired from
     Stanton Federal Savings Bank             -          209            -            -            -
                                        -------      -------      -------      -------      -------
Balance at end of period                $ 2,032      $ 2,006      $ 1,803      $ 1,759      $ 1,798
                                        =======      =======      =======      =======      =======
Allowance for loan losses as a
    percent of total net loans
    outstanding                            1.17%        1.11%        1.00%        0.99%        1.06%
                                        =======      =======      =======      =======      =======
Allowance for loan losses as a
    percent of non-performing loans       94.25%      209.83%      919.90%      336.33%      321.07%
                                        =======      =======      =======      =======      =======
Ratio of net (chargeoffs) recoveries
    to average loans outstanding           0.01%       -0.02%        0.01%       -0.03%       -0.05%
                                        =======      =======      =======      =======      =======

      The following table sets forth information concerning the allocation of the Bank's allowance for loan losses by loan category at the dates indicated.

                                                                            June 30,
                             -------------------------------------------------------------------------------------------------------
                                    2004                2003                  2002                  2001                2000
                             ------------------  -------------------   --------------------  -------------------  ------------------
                                       Percent              Percent                Percent              Percent             Percent
                                       of Loans             of Loans               of Loans             of Loans            of Loans
                                       in Each              in Each                in Each              in Each             in Each
                                      Category             Category               Category             Category            Category
                                       to Total             to Total               to Total             to Total            to Total
                             Amount     Loans    Amount      Loans     Amount       Loans    Amount      Loans    Amount     Loans
                             ------   ---------  ------    ---------   ------     ---------  ------    ---------  ------   ---------
                                                                     (Dollars in Thousands)
Residential real estate(1)   $  917      45.1%   $  867       70.3%    $  973       76.4%    $  901      76.1%    $  898      75.5%
Multi-family real estate         16       0.8%       26        1.4%        32        1.7%        29       1.6%        25       1.4%
Commercial real estate          188       9.3%      148        2.8%        67        2.4%        83       2.7%       164       3.0%
Consumer and other              911      44.8%      965       25.5%       731       19.5%       746      19.6%       711      20.1%
                             ------     -----    ------      -----     ------      -----     ------     -----     ------     -----
Total                        $2,032     100.0%   $2,006      100.0%    $1,803      100.0%    $1,759     100.0%    $1,798     100.0%
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

      The following table sets forth the composition and amortized cost of the Bank's mortgage-backed securities at the dates indicated.

                                                                June 30,
                                                    --------------------------------
                                                     2004         2003        2002
                                                    -------      -------      ------
                                                              (In Thousands)
Mortgage-backed securities held to maturity:
  FNMA REMIC                                        $    --      $    27      $   40
                                                    =======      =======      ======
Mortgage-backed securities available for sale:
  GNMA                                              $ 1,390      $ 3,283      $2,034
  FNMA                                               10,288        4,521       2,597
  FNMA REMIC                                          4,373          432         789
  FHLMC                                               2,673        1,710       1,523
  FHLMC REMIC                                         2,308        3,139         824
  Other-REMIC                                            --          232          --
                                                    -------      -------      ------
     Total                                          $21,032      $13,317      $7,767
                                                    =======      =======      ======

      Information regarding the contractual maturities and weighted average yield of the Bank's mortgage-backed securities portfolio at June 30, 2004 is presented below.

                                                           Amounts at June 30, 2004 Which Mature in
                                                  ----------------------------------------------------------
                                                                            After Five
                                                  One Year    After One to      To         Over 10
                                                  or Less      Five Years    10 Years       Years     Total
                                                  --------    ------------  ----------     -------   -------
                                                                    (Dollars in Thousands)
Mortgage-backed securities available for sale:
  GNMA                                              $  --        $  78        $   87       $ 1,225   $ 1,390
  FNMA                                                 --           --            --        10,288    10,288
  FNMA REMIC                                           --           --            --         4,373     4,373
  FHLMC                                                --           --            --         2,673     2,673
  FHLMC REMIC                                          --           --         1,016         1,292     2,308
     Total                                          $  --        $  78        $1,103       $19,851   $21,032
                                                    =====        =====        ======       =======   =======
Weighted average yield                                 --%        6.03%         3.13%         4.16%     4.11%
                                                    =====        =====        ======       =======   =======

      Mortgage-backed securities generally increase the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At June 30, 2004, none of the Bank's mortgage-backed securities were pledged to secure obligations of the Bank.

      The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with accounting principles generally accepted in the United States of America, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and the general level of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security and the amortization of any premium or discount related to the Security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank's mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

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

      The following table sets forth the composition and amortized cost of the Bank's investment securities at each of the dates indicated.

                                                                    June 30,
                                                        ---------------------------------
                                                         2004         2003         2002
                                                        -------      -------      -------
                                                                  (In Thousands)
Investment securities held to maturity:
        Corporate notes and commercial paper            $12,210      $ 9,207      $11,909
                                                        =======      =======      =======
Investment securities available for sale:
        Municipal obligations                           $10,308      $15,373      $18,232
        Shay Financial Services ARM Fund                 23,274       22,785       17,845
        FNMA preferred stock                                  -            -          250
        FHLMC preferred stock                               750          750          750
        FNMA stock                                          583          965          631
        FHLMC stock                                         684          999          514
        Corporate and U.S. government agency notes       10,517        3,135            -
        CRA Qualified Investment Fund                     1,000        1,000            -
        Other                                               220          460            -
        SLM Student Loan Trust                                -            -          207
                                                        -------      -------      -------
             Total                                      $47,336      $45,467      $38,429
                                                        =======      =======      =======

      The following table sets forth the composition and maturities of the Bank's investment securities portfolio at June 30, 2004.

                                                          Amounts at June 30, 2004 Which Mature In
                                                       -----------------------------------------------
                                                       One Year      1 to 5       5 to 10      Over 10
                                                       or Less       Years         Years        Years         Total
                                                       --------      ------       ------       -------       -------
                                                                           (Dollars in Thousands)
Investment securities held to maturity:
       Corporate notes and commercial paper            $ 2,495       $7,900       $    -       $ 1,815       $12,210
                                                       =======       ======       ======       =======       =======
       Weighted average yield                             2.49%        2.83%        0.00%         7.12%         3.40%
                                                       =======       ======       ======       =======       =======
Investment securities available for sale:
       Municipal obligations                           $     -       $    -       $1,000       $ 9,308       $10,308
       Shay Financial Services ARM Fund (1)             23,274            -            -             -        23,274
       FHLMC preferred stock (1)                           750            -            -             -           750
       FMNA stock (1)                                      583            -            -             -           583
       FHLMC stock  (1)                                    684            -            -             -           684
       Corporate and U.S. government agency notes            -        2,496        4,731         3,290        10,517
       CRA Qualified Investment Fund (1)                 1,000            -            -             -         1,000
       Other                                               220            -            -             -           220
                                                       -------       ------       ------       -------       -------
            Total                                      $26,511       $2,496       $5,731       $12,598       $47,336
                                                       =======       ======       ======       =======       =======
       Weighted average yield                             2.37%        3.50%        4.55%         5.10%         3.42%
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

      DEPOSITS. The types of deposits currently offered by the Bank include passbook and statement savings accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts ("MMDAs"), and certificates of deposit ranging in terms from 91 days to ten years. Included among these savings programs are individual retirement accounts ("IRA") and Keogh accounts. Historically, fixed-rate, fixed-term certificates have represented the primary source of deposits.

      The following table sets forth the distribution of the Bank's deposits by type of deposit at the dates indicated.

                                                            As of June 30,
                               -----------------------------------------------------------------------
                                         2004                    2003                    2002
                               ---------------------   ----------------------   ----------------------
                                              % of                     % of                    % of
                                 Amount     Deposits      Amount     Deposits     Amount      Deposits
                               ----------   --------   -----------   --------   ----------    --------
                                                         (Dollars in Thousands)
Passbook and club accounts     $   46,790     19.0%    $    47,532     19.3%    $   32,534     12.3%
NOW deposits                       38,662     15.7%         42,390     17.2%        33,159     12.5%
MMDA's                             19,527      7.9%         19,106      7.8%        17,200      6.5%
Fixed-rate certificates           101,743     41.4%        117,432     47.7%       109,030     41.1%
IRA and Keogh accounts (1)         39,457     16.0%         39,120     15.9%        33,496     12.6%
                               ----------    -----     -----------    -----     ----------     ----
     Total                     $  246,179    100.0%    $   265,580    107.9%    $  225,419     84.9%
                               ==========    =====     ===========    =====     ==========     ====

(1) IRA and Keogh accounts consist of fixed-rate certificates.

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

      The following table sets forth information relating to the Bank's deposit flows during the periods indicated.

                                                           Year Ended June 30,
                                                  -------------------------------------
                                                    2004           2003          2002
                                                  --------       --------       -------
                                                             (In Thousands)
(Decrease) increase before interest credited     ($ 23,344)     ($  6,319)      $13,276
Interest credited                                    3,943          5,268         6,507
Deposits acquired                                        -         41,212             -
                                                 ---------      ---------       -------
     Total (decrease) increase                   ($ 19,401)      $ 40,161       $19,783
                                                 =========      =========       =======

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

      The Bank's deposits are obtained primarily from persons who are residents of Pennsylvania, particularly Allegheny and Butler counties. The Bank does not advertise for deposits outside of Pennsylvania and management believes that an insignificant amount of the Bank's deposits were held by nonresidents of Pennsylvania at June 30, 2004. The Bank has not used brokers to obtain funds to date and management of the Bank does not intend to utilize brokers to obtain such deposits in the future.

      The following table presents, by various interest rate categories, the amounts of certificates of deposit at June 30, 2004 and 2003, as well as the amounts which mature during the periods indicated.

                                As of June 30,            Amount at June 30, 2004 maturing in the year ending June 30,
                              2003           2004             2005          2006           2007        Thereafter
                          ------------    ------------      --------       ------        --------      ----------
                                                                              (In Thousands)
Certificate Accounts:
0.00% to 1.99%            $ 22,231        $  43,651         $ 40,047       $ 3,603       $      1       $      -
2.00% to 3.99%              60,372           55,598           15,301        15,111         18,895          6,291
4.00% to 5.99%              62,531           35,004            5,744         3,794          3,653         21,813
6.00% to 7.99%              11,418            6,947            1,618         1,438            518          3,373
                          --------        ---------         --------       -------       --------       --------
Total                     $156,552(1)     $ 141,200(1)      $ 62,710       $23,946       $ 23,067       $ 31,477
                          ========        =========         ========       =======       ========       ========

(1) Includes IRA and Keogh accounts.

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

      As of June 30, 2004, certificates of deposit in amounts of $100,000 or more in the Bank amounted to $19.3 million. The following table sets forth as of June 30, 2004 the distribution of certificates of deposit of $100,000 or more by time remaining to maturity.

                                      Amount
                                      ------
                                  (In Thousands)
Three months or less                  $ 3,238
Over three through six months           1,312
Over six though 12 months               2,534
Over 12 months                         12,218
                                      -------
    Total                             $19,302
                                      =======

      The following table presents information concerning deposit accounts at June 30, 2004, including the weighted average rate and the scheduled maturity of certificates of deposit.

                                                                           Weighted
                                           Amounts         % of Total       Average
                                       (In Thousands)       Deposits         Rate
                                       -------------       ----------      --------
Passbook and club accounts                $ 46,790            19.0%         0.20%
Now deposits                                38,662            15.7          0.06
MMDA's                                      19,527             7.9          0.55
                                          --------           -----          ----
  Total                                    104,979            42.6          0.21
                                          --------           -----          ----
Certificates maturing by quarter:
  September 30, 2004                        21,978             8.9          2.24
  December 31, 2004                         16,051             6.5          2.09
  March 31, 2005                            15,396             6.3          1.99
  June 30, 2005                              9,285             3.8          2.39
  September 30, 2005                         7,410             3.0          2.59
  December 31, 2005                          4,221             1.7          3.19
  March 31, 2006                             7,003             2.8          3.46
  June 30, 2006                              5,305             2.2          2.96
  September 30, 2006                         4,159             1.7          3.09
  December 31, 2006                         11,851             4.8          3.38
  March 31, 2007                             4,653             1.9          3.62
  June 30, 2007                              2,411             1.0          4.44
  Thereafter                                31,477            12.8          4.73
                                          --------           -----          ----
Total certificate accounts                 141,200            57.4          3.10
                                          --------           -----          ----
    Total deposits                        $246,179           100.0%         1.87%
                                          ========           =====          ====

      BORROWINGS. Laurel Savings may obtain advances from the FHLB of Pittsburgh upon the security of the capital stock of the FHLB which it owns, deposits with the FHLB of Pittsburgh and certain of its home mortgages, provided certain standards related to creditworthiness are met. Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At June 30, 2004, 2003 and 2002, the Bank had $21.6 million, $24.7 million and $21.6 million, respectively, of FHLB advances outstanding.

      The following table presents certain information regarding FHLB advances for the periods indicated:

                                               Year Ended June 30,
                                        ---------------------------------
                                        2004(1)       2003          2002
                                        -------      -------      -------
                                               (Dollars in Thousands)
FHLB advances:
Average balance outstanding             $22,716      $22,372      $21,623
Maximum amount outstanding at
   any month-end during the period      $24,659      $24,700      $21,625
Weighted average interest rate
   during the period                       5.57%        5.70%        5.82%
Amount outstanding at the end
   of the period                        $21,609      $24,672      $21,620
Weighted average rate at the
   end of the period                       5.82%        5.26%        5.82%

(1) All advances reflected have maturities greater than one year, the earliest of which is February 20, 2008.

      Many financial institutions obtain funds from sales of securities to institutional investors under agreements to repurchase ("institutional repurchase agreements"), which are considered borrowings. The Bank has not utilized and has no present intention to utilize institutional repurchase agreements as a source of funds.

SUBSIDIARIES

      The Bank has two wholly owned subsidiaries, Laurel Financial Group, Inc., and Laurel Financial Services Corporation ("LFSC"). LFG is a Delaware business corporation formed in June 2002 to invest in single-family residential loans and investment securities that the Bank is permitted to hold directly under the Pennsylvania Banking Code of 1965, as amended (the "Banking Code"). At June 30, 2004, LFG had assets of approximately $11.9 million which consisted primarily of single-family residential loans. LFSC is currently inactive. At June 30, 2004, LFSC had no assets or liabilities.

EMPLOYEES

      The Bank had 58 full-time employees and 16 part-time employees as of June 30, 2004. None of the employees are represented by a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

COMPETITION

      The Bank's primary market area consists of Allegheny and Butler counties in Pennsylvania, in the north suburban Pittsburgh area. Substantially all of the Bank's savings deposits are received from residents of its primary market area, and most of its loans are secured by properties in this area.

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

      Laurel Savings competes for loans principally through the use of competitive interest rates and loan fees it charges on its loan programs. Further, Laurel Savings believes it offers a high degree of professionalism and quality in the services it provides borrowers and their real estate brokers. It competes for deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with inter-branch deposit and withdrawal privileges at each.

SARBANES-OXLEY ACT OF 2002

      On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which is empowered to enforce auditing, quality control and independence standards, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, attorneys are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

      Longer prison terms were legislated for corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (FAIR) provision also requires the SEC to develop methods of improving collection rates.

The legislation accelerates the time frame for disclosures by public companies for any material changes in their financial condition or operations and certain other events. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

      The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert," as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also will require inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

      BHCA ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. Pennsylvania banking law permits the interstate acquisition of banking institutions by bank holding companies on a regional and reciprocal basis. See "- The Bank-Interstate Acquisitions." No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

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

      At June 30, 2004, the Company had Tier 1 Capital of $23.7 million or 7.96%, Tier 1 Risk-Based Capital of $23.7 million or 16.02% and Total Risk-Based Capital of $25.6 million or 17.28% all of which were in compliance with the above-described Federal Reserve Board regulatory capital requirements.

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

      In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the second quarter of 2004 was .0168% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

      The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of Tier 2 capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2004, the Bank exceeded each of its capital requirements.

      The following table sets forth certain information concerning the Bank's regulatory capital at June 30, 2004.

                                                                 Tier 1         Total
                                                   Tier 1         Risk-         Risk-
                                                    Core          Based         Based
                                                   Capital       Capital       Capital
                                                   -------       -------       -------
                                                            (Dollars In Thousands)
Equity capital (1)                                 $23,170       $23,170       $23,170
Plus general valuation allowances (2)                   --            --         1,853
Plus allowable unrealized gains on available-
   for-sale securities                                  --            --             6
                                                   -------       -------       -------
         Total regulatory capital                   23,170        23,170        25,029
Minimum required capital                            11,938         5,930        11,861
                                                   -------       -------       -------
         Excess regulatory capital                 $11,232       $17,240       $13,169
                                                   =======       =======       =======
Regulatory capital as a percentage (3)                7.76%        15.65%        16.90%
Minimum required capital percentage                   4.00          4.00          8.00
                                                   -------       -------       -------
         Excess regulatory capital percentage         3.76%        11.65%         8.90%
                                                   =======       =======       =======

----------

(1) Represents equity capital of the Bank as reported to the Federal Financial Institutions Examination Council and the Department for the quarter ended June 30, 2004.

(2)   Limited to 1.25% of risk-adjusted assets.

(3) Tier 1 capital is calculated as a percentage of adjusted total average assets of $298.4 million. Tier 1 and Total risk-based capital are calculated as a percentage of adjusted risk-weighed assets of $148.1 million.

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

      The bad debt deduction under the experience method is equal to the greater of two alternatives. Under the first alternative, the Bank computes the ratio of: (1) total bad debts net of recoveries sustained during the taxable year and during the five preceding taxable years; to (2) the sum of "loan outstanding" at the close of each of those six years. This ration is then applied to the loans outstanding at the close of the taxable year, and the result of this calculation constitutes the maximum reserve balance. The maximum addition for the taxable year under the first alternative is the amount required to bring the reserve to this balance. Under the second alternative (referred to as the minimum addition rule), the Bank can claim a deduction to bring the reserve balance to the base-year level. At June 30, 2004, the Bank had base year bad debt deductions of $3.2 million. No provision for federal income tax has been made for such amount.

      DISTRIBUTIONS. If the Bank makes a distribution to the Company as its sole stockholder, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-dividend distribution." A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the Bank's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

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

      NET OPERATING LOSS CARRYOVERS. For tax years ending after August 5, 1997, financial institutions like the Bank may carry back a net operating loss ("NOL") to the preceding two taxable years and forward to the succeeding 20 taxable years. As of June 30, 2004, the Bank had a NOL carryover of approximately $899,000 for federal income tax purposes. This NOL was acquired as part of the acquisition of SFSB Holding Company which occurred during the prior fiscal year and it will expire if unused in 2022.

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

      The Company's federal income tax returns for its tax years beginning after June 30, 2000 and subsequent periods are open under the statute of limitations and are subject to review by the Internal Revenue Service.

      STATE TAXATION. The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania. Dividends received from the Bank qualify for a 100% dividends-received deduction and are not subject to Corporate Net Income Tax. In addition, the Company's investments in its subsidiaries qualify as exempt intangible assets and greatly reduce the amount of Capital Stock Tax assessed.

      The Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Bank's financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrifts interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes

ITEM 2. PROPERTIES.

      The following table sets forth certain information as of June 30, 2004 with respect to the offices of the Company and Laurel Savings.

                                                                         Net Book Value of Property
                                    Owned or             Lease          or Leasehold Improvements as
          Location                   Leased         Expiration Date          of June 30, 2004
------------------------------     -----------      ---------------     ----------------------------
Allegheny County:

363 Butler Street
     Etna, Pittsburgh                 Owned                                       $  65
1416 Mt. Royal Blvd.
     Glenshaw                         Owned                                         112
1801 Jancey Street
     Morningside, Pittsburgh          Leased           2006(1)                       --
2724 Harts Run Road
     Allison Park                     Owned                                         429
744 Little Deer Creek Road
     Russellton                       Owned                                         343
5200 Butler Street
     Lawrenceville, Pittsburgh        Owned                                         134
900 Saxonburg Boulevard
     Shaler, Pittsburgh               Owned                                         593

Butler County:

125 West Main Street
     Saxonburg                        Owned                                         122

----------

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

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The information required herein is incorporated by reference from pages 1 and 3 of the Company's Annual Report to Stockholders attached hereto as Exhibit 13 (the "2004 Annual Report").

      Information regarding the Company's equity plans required by Item 201(d) of Form S-K is set forth in Item 12 hereof.

         The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.

                                                                                            Maximum
                              Total                                Total Number of          Number of Shares
                              Number of        Average             Shares Purchased         that May Yet Be
                              Shares of        Price Paid          as Part of Publicly      Purchased Under
Period (1)                    Purchased        per Share           Announced Plan           the Plan
----------                    ------------     --------------      -------------------      ----------------
April 1-30, 2004                      --                --                       --                      --
May 1-31, 2004                        --                --                       --                      --
June 1-30, 2004                       --                --                       --                      --
                               ---------         ---------            -------------
Total                                 --                --                       --                      --
                               =========         =========            =============            ============

(1) In October 2003, the Company completed its fifth stock repurchase program. There have been no purchases since that time.

ITEM 6. SELECTED FINANCIAL DATA.

      The information required herein is incorporated by reference from page 33 of the Company's 2004 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required herein is incorporated by reference from pages 34 to 47 of the Company's 2004 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information required herein is incorporated by reference from pages 34 to 36 of the Company's 2004 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required herein is incorporated by reference from pages 7 to 32 of the Company's 2004 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

ITEM 9B.OTHER INFORMATION.

      There were no items to file under cover of a Form 8-K subsequent to August 22, 2004 that were not filed thereunder.

PART III.

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The Company has in place a Code of Conduct and Ethics policy. Such policy is reviewed and signed by all employees annually. The policy is attached hereto as Exhibit 14.

      Additional information required herein is incorporated by reference from "Information With Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers" in the Company's Proxy Statement for the Annual Meeting of Stockholders for fiscal 2004 ("Proxy Statement") which has been filed with the SEC on September 28, 2004.

ITEM 11.EXECUTIVE COMPENSATION.

      The information required herein is incorporated by reference from "Executive Compensation" in the Proxy Statement. The reports of the Audit Committee and the Personnel Committee included in the Proxy statement should not be deemed to be filed or incorporated by reference into this filing or any other filing byte Company under the Exchange Act or Securities Act of 1933 except to the extent that the Company specifically incorporates said reports herein or therein by reference thereto.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information required herein is incorporated by reference from "Principal Holders of Common Stock" and "Information With Respect to Nominees For Director, Directors Whose Term Continues and Executive Officers" in the Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of June 30, 2003.

                                                                                               Number of Shares Remaining Available
                            Number of Shares to be issued Upon     Weighted-Average Exercise   for Future Issuance (Excluding Shares
        Plan Category       The Exercise of Outstanding Options  Price of Outstanding Options     Reflected in the First Column)
-------------------------   -----------------------------------  ----------------------------  -------------------------------------
Equity Compensation Plans
   Approved by Security
   Holders                                155,079                           $13.11                            106,672
                                          -------                           ------                            -------
Total                                     155,079                           $13.11                            106,672
                                          =======                           ======                            =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required herein is incorporated by reference to "Executive Compensation - Indebtedness of Management" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required herein is incorporated by reference to "Relationship with Independent Public Accounts" in the Proxy Statement.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   DOCUMENTS FILED AS PART OF THIS REPORT

      (1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 hereto):

      Report of Independent Registered Accounting firm

      Consolidated Statements of Financial Condition at June 30, 2004 and 2003

      Consolidated Statements of Operations for the Years Ended June 30, 2004, 2003 and 2002

      Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2004, 2003 and 2002

      Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003 and 2002

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

10.3       1993 Directors' Stock Option Plan                                                                                 **

10.4       1996 Stock Option Plan                                                                                           ***

10.5       2000 Stock Option Plan                                                                                          ****

10.6       Employment agreement between Laurel Savings Bank and Edwin R. Maus                                               ***

10.7       Employment Agreement between Laurel Savings Bank, Laurel Capital Group, Inc. and Edwin R. Maus, as amended

10.8       Employment Agreement between Laurel Savings Bank, Laurel Capital Group, Inc. and John A. Howard, Jr., as amended

10.9       Change in Control Agreement between Laurel Savings Bank and Robert A. Stephens

10.10      Laurel Capital Group, Inc. Deferred Compensation Plan

10.11      Form of Trustee Deferred Compensation Agreement for Trustees Cessar and Norris

10.12      Form of Trustee Deferred Compensation Agreement for Trustees Ganassi and Hamilton

10.13      Form of Supplemental Executive Retirement Plan for Messrs. Maus and Howard

10.14      Form of Supplemental Executive Retirement Plan for Messrs. Stephens and Puz and Ms. Schaefer

11         Earnings Per Share Computation

13         2004 Annual Report to Stockholders

14         Code of Conduct and Ethics

21         See "Business - Subsidiaries" for the required information

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

(b)   See (a)(3) above for all exhibits and the Exhibit Index.

(c) There are no other financial statements and financial statement schedules which were excluded from the 2004 Annual Report to Stockholders which are required to be included herein.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LAUREL CAPITAL GROUP, INC.

                                            By: /s/ Edwin R. Maus
                                                -------------------------------
Date: September 28, 2004                        Edwin R. Maus, President and
                                                  Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Arthur G. Borland                         Date: September 28, 2004
------------------------------------------
Arthur G. Borland, Director

 /s/ Richard  J. Cessar                        Date: September 28, 2004
------------------------------------------
Richard J. Cessar, Chairman of the Board

 /s/ Annette D. Ganassi                        Date: September 28, 2004
------------------------------------------
Annette D. Ganassi, Director

 /s/ Richard S. Hamilton                       Date: September 28, 2004
------------------------------------------
Richard S. Hamilton, Director

 /s/ Edwin R. Maus                             Date: September 28, 2004
------------------------------------------
Edwin R. Maus, Director, President
 and Chief Executive Officer

 /s/ J. Harold Norris                          Date: September 28, 2004
------------------------------------------
J. Harold Norris, Director

 /s/ John A. Howard, Jr.                       Date: September 28, 2004
------------------------------------------
John A. Howard, Jr., Senior Vice President,
 Chief Financial Officer and Corporate
  Secretary/ Treasurer