Form 10-Q
period 2004-09-30
LAUREL CAPITAL GROUP INC
filed 2004-11-15
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549



                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  September 30, 2004

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

               Class:  Common stock, par value $.01 per share
               Outstanding at November 10, 2004:  1,938,946 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX


PAGE


Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Financial Condition as of
         September 30, 2004 and June 30, 2004                       .....     1

         Consolidated Statements of Operations for the three
         months ended September 30, 2004 and 2003                   .....     2

         Consolidated Statement of Stockholders' Equity for the
         three months ended September 30, 2004                      .....     3

         Consolidated Statements of Cash Flows for the three
         months ended September 30, 2004 and 2003                   .....     4

         Notes to Unaudited Consolidated Financial Statements       .....  5-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        ..... 12-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk .....    17

Item 4.  Controls and Procedures                                    ..... 17-18

Part II - Other Information

Item 1.  Legal Proceedings                                          .....    18

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities                             .....    18

Item 3.  Defaults Upon Senior Securities                            .....    18

Item 4.  Submission of Matters to a Vote of
         Security Holders                                           .....    19

Item 5.  Other Information                                          .....    19

Item 6.  Exhibits                                                   .....    19

Signatures                                                          .....    20

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                                      September 30,              June 30,
                                                                                           2004                    2004
-------------------------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)
       ASSETS
Cash                                                                                        $2,442                $1,991
Money market investments                                                                       283                   283
Interest-earning deposits with other institutions                                           24,227                25,401
Investment securities available for sale                                                    45,159                47,669
Investment securities held to maturity  (market value of $12,213 and $12,183)               12,194                12,210
Mortgage-backed securities available for sale                                               19,231                21,024
Loans receivable, held for sale                                                                956                 1,130

Loans receivable                                                                           188,091               175,323
Allowance for loan losses                                                                   (1,992)               (2,032)
-------------------------------------------------------------------------------------------------------------------------

       Loans receivable, net                                                               186,099               173,291

Federal Home Loan Bank stock                                                                 1,984                 1,879
Other repossessed assets                                                                        40                     -
Accrued interest receivable:
       Loans                                                                                   691                   659
       Interest-earning deposits and investments                                               252                   384
       Mortgage-backed securities                                                               79                    80

Office properties and equipment, net of accumulated depreciation                             2,193                 2,243
Goodwill                                                                                     2,158                 2,158
Other intangible assets                                                                      1,422                 1,511
Prepaid income tax                                                                               -                   129
Prepaid expenses and sundry assets                                                           7,223                 7,333
-------------------------------------------------------------------------------------------------------------------------

                      Total Assets                                                        $306,633              $299,375
-------------------------------------------------------------------------------------------------------------------------


       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Savings deposits                                                                   $251,553              $246,179
       Federal Home Loan Bank advances                                                      21,607                21,609
       Advance deposits by borrowers for taxes and insurance                                   947                 2,142
       Accrued interest payable                                                              1,228                   619
       Accrued income taxes                                                                    121                     -
       Other accrued expenses and sundry liabilities                                         3,672                 1,701
-------------------------------------------------------------------------------------------------------------------------

                      Total Liabilities                                                    279,128               272,250
-------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:

       Common stock,  $.01 par value;  5,000,000
          shares authorized;  2,453,274 and 2,453,274 shares
          issued, respectively                                                                  24                    24
       Additional paid-in capital                                                            6,204                 6,243
       Treasury stock, at cost (524,670 and 524,670 shares)                                 (8,238)               (8,238)
       Retained earnings                                                                    29,482                29,380
       Accumulated other comprehensive income, net of tax                                      535                   218
       Stock held in deferred compensation trust                                              (502)                 (502)
-------------------------------------------------------------------------------------------------------------------------

                      Total Stockholders' Equity                                            27,505                27,125
-------------------------------------------------------------------------------------------------------------------------

                      Total Liabilities and Stockholders' Equity                          $306,633              $299,375
-------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

             For the Three Months Ended September 30, 2004 and 2003
                      (In thousands, except per share data)


                                                           Three months ended
                                                              September 30,
                                                          ----------------------
                                                           2004            2003
                                                          ------          ------
Interest income:
        Loans                                             $2,537          $2,685
        Mortgage-backed securities                           186             140
        Investments                                          497             537
        Interest-earning deposits                            104             105
                                                          ------          ------

                Total interest income                      3,324           3,467

Interest expense:
        Savings deposits                                   1,195           1,368
        Borrowings                                           321             332
                                                          ------          ------

                Total interest expense                     1,516           1,700
                                                          ------          ------

Net interest income before provision
        for loan losses                                    1,808           1,767
Provision for loan losses                                      3               3
                                                          ------          ------

Net interest income after provision
        for loan losses                                    1,805           1,764
                                                          ------          ------

Other income:
        Service charges                                      286             328
        Gain on the sale of loans held for sale                6               6
        Income from bank owned life insurance                 64              65
        Other operating income                                13              21
                                                          ------          ------

                Total other income                           369             420
                                                          ------          ------

Operating expenses:
        Compensation, payroll taxes and
                fringe benefits                              717             701
        Premises and occupancy costs                         207             193
        Federal insurance premiums                             9              10
        Data processing expense                              101             115
        Professional fees                                     63              49
        Amortization of core deposit intangible               89             102
        Other operating expenses                             286             340
                                                          ------          ------

                Total operating expenses                   1,472           1,510
                                                          ------          ------

Income before income taxes                                   702             674
                                                          ------          ------


Provision for income taxes:
        Federal                                              180             168
        State                                                 34              36
                                                          ------          ------

                Total income taxes                           214             204
                                                          ------          ------


                Net income                                $  488          $  470
                                                          ======          ======

Earnings per share
                Basic                                     $ 0.25          $ 0.25
                                                          ======          ======

                Diluted                                   $ 0.25          $ 0.24
                                                          ======          ======

Dividends per share                                       $ 0.20          $ 0.20
                                                          ======          ======


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

          LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
         (Unaudited)

                  For the Three Months Ended September 30, 2004
        (In thousands)


                                                                                           Accumulated
                                                                                              Other      Stock Held in
                                                   Additional                              Comprehensive   Deferred       Total
                                        Common      Paid-in       Treasury      Retained      Income,    Compensation  Stockholders'
                                         Stock      Capital        Stock        Earnings     Net of Tax     Trust         Equity
                                       --------     --------      --------      --------      --------     --------      --------
Balance, June 30, 2004                 $     24     $  6,243      ($ 8,238)     $ 29,380      $    218     ($   502)     $ 27,125

Comprehensive income:
       Net income                          --           --            --             488          --           --             488
       Other comprehensive income,
         net of tax $163                   --           --            --            --             317         --             317
                                       --------     --------      --------      --------      --------     --------      --------

Total comprehensive income                 --           --            --             488           317         --             805

Other stock option activity                --            (39)         --            --            --           --             (39)

Dividends on common stock
     at $0.20 per share                    --           --            --            (386)         --           --            (386)

                                       --------     --------      --------      --------      --------     --------      --------

Balance, September 30, 2004            $     24     $  6,204      ($ 8,238)     $ 29,482      $    535     ($   502)     $ 27,505
                                       ========     ========      ========      ========      ========     ========      ========

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

             For the Three Months Ended September 30, 2004 and 2003
                                 (In thousands)


                                                                                                          2004             2003
--------------------------------------------------------------------------------------------------------------------------------
Net income:                                                                                              $ 488            $ 470
        Adjustments to reconcile net income to net
          cash provided by operating activities:
              Depreciation                                                                                  68               66
              Provision for loan losses                                                                      3                3
              Gain on the sale of loans held for sale                                                       (6)              (6)
              Net amortization of deferred loan costs                                                       57               37
              Origination of loans held for sale                                                          (141)            (262)
              Proceeds from sale of loans held for sale                                                    321              319
              Decrease in accrued interest receivable                                                      101              145
              Increase in accrued interest payable                                                         609              667
              Amortization of the core deposit intangible                                                   89              102
              Increase in cash surrender value                                                             (53)             (65)
              Increase in taxes payable                                                                    250              152
              Other - net                                                                                  (67)             (83)
--------------------------------------------------------------------------------------------------------------------------------

                            Net cash provided by operating activities                                    1,719            1,545
--------------------------------------------------------------------------------------------------------------------------------

Investing activities:
        Purchase of investment securities held to maturity                                              (3,300)          (8,000)
        Purchase of investment securities available for sale                                            (1,139)               -
        Principal repayments and maturities of investment securities available for sale                  4,065            2,597
        Principal repayments and maturities of investment securities held to maturity                    5,315            5,000
        Principal repayments and maturities of mortgage-backed securities available for sale             1,857            3,030
        Principal repayments and maturities of mortgage-backed securities held to maturity                   -                2
        (Increase) decrease in loans receivable                                                        (12,908)          23,164
        Increase in FHLB stock                                                                            (105)             (52)
        Additions to office properties and equipment                                                       (18)             (84)
--------------------------------------------------------------------------------------------------------------------------------

                            Net cash (used) provided by investing activities                            (6,233)          25,657
--------------------------------------------------------------------------------------------------------------------------------

Financing activities:
        Net decrease in demand and club accounts                                                        (2,648)          (3,088)
        Net increase (decrease) in time deposit accounts                                                 8,022          (11,256)
        Net decrease in FHLB advances                                                                       (2)             (40)
        Decrease in advance deposits by borrowers for taxes and insurance                               (1,195)          (1,680)
        Stock options exercised                                                                              -               26
        Dividends paid                                                                                    (386)            (377)
--------------------------------------------------------------------------------------------------------------------------------

                            Net cash provided (used) by financing activities                             3,791          (16,415)
--------------------------------------------------------------------------------------------------------------------------------

Net change in cash and cash equivalents                                                                   (723)          10,787
Cash and cash equivalents at beginning of period                                                        27,675           53,425
--------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                            $ 26,952         $ 64,212
--------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------------------------------------------------------

        Cash paid during the period for:
              Interest on savings deposits                                                               $ 586            $ 701
              Interest on FHLB advances                                                                    321              371
              Income taxes                                                                                  77               75
        Transfer of loans to other real estate owned                                                        40               15

      Cash paid during the period for interest includes interest credited on deposits of $396 and $469 for the three months ended September 30, 2004 and 2003, respectively.

      Investment securities held to maturity totaling $2,000 were purchased during the period ended September 30, 2004 but did not settle until subsequent to the period end. There were no such purchases during the period ended September 30, 2003.

--------------------------------------------------------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 2004 AND JUNE 30, 2004

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2004 Annual Report to Stockholders. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                   Three Months Ended
                                                      September 30,
                                              ----------------------------
                                                 2004              2003
                                              ----------        ----------
Basic earnings per share:
   Net income                                 $      488        $      470
   Weighted average shares outstanding         1,928,604         1,883,871
   Earnings per share                         $     0.25        $     0.25

Diluted earnings per share:
   Net income                                 $      488        $      470
   Weighted average shares outstanding         1,928,604         1,883,871
   Dilutive effect of employee
      stock options                               60,205           102,002
                                              ----------        ----------

   Diluted weighted shares outstanding         1,988,809         1,985,873
   Earnings per share                         $     0.25        $     0.24

Options to purchase 155,079 and 242,865 shares of common stock were outstanding at September 30, 2004 and 2003, respectively. The dilutive effect of these options was included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares resulting in none of the options having an antidilutive effect.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended September 30, 2004 and 2003, the Company's total comprehensive income was $805 and $176, respectively. Total comprehensive income is comprised of net income of $488 and $470, respectively, and other comprehensive income (loss) of $317 and $(294), net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances net of the allowance for loan losses, net deferred loan fees and discounts. Financial institutions are subject to the risk of loan losses as one of the costs of lending. While the Company recognizes as losses all loans that are determined to be uncollectible, experience dictates that at any point in time, losses may exist in the portfolio which cannot be specifically identified. As a result, a provision for such unidentifiable losses is established and charged against current earnings to represent management's best estimate of such probable losses. The Company accounts for impaired loans in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS
114. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Laurel Savings Bank ("the Bank") considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to SFAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $5 will be considered an insignificant shortfall. The Bank does not apply SFAS 114 using major risk characteristics for groups of loans, but on a loan by loan basis. All loans are charged off when management determines that principal and interest are not collectible.

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

(3)     INVESTMENT AND MORTGAGE-BACKED SECURITIES

        Investment and mortgage-backed securities available for sale are comprised of the following:


                                                                      Amortized         Gross Unrealized             Fair
                                                                        Cost          Gains          Losses         Value
                                                                      ----------------------------------------------------
        AT SEPTEMBER 30, 2004:
                 Municipal obligations                                $ 8,258        $   631        $    --        $ 8,889
                 FHLMC preferred stock                                    750             20             --            770
                 FNMA common stock                                        583             68             18            633
                 FHLMC  common stock                                      684            230             --            914
                 Agency Notes                                           8,439             43              2          8,480
                 Corporate notes                                        1,078             45             --          1,123
                 Shay Financial Services ARM Fund                      23,412             --            266         23,146
                 CRA Qualified Investment Fund                          1,000             --             12            988
                 Other                                                    220             --              4            216
                                                                      ----------------------------------------------------

                                                                       44,424          1,037            302         45,159

                 Mortgage-backed securities available for sale         19,156            166             91         19,231
                                                                      ----------------------------------------------------

                              Total                                   $63,580        $ 1,203        $   393        $64,390
                                                                      ----------------------------------------------------



        At September 30, 2004, the contractual maturities of the debt securities               Amortized               Fair
        available for sale are:                                                                  Cost                 Value
                                                                                               -----------------------------
                 Due after one year through five years                                         $  2,554             $  2,555
                 Due after five years through ten years                                           5,727                5,919
                 Due after ten years                                                             28,650               29,249
                                                                                               -----------------------------

                              Total                                                            $ 36,931             $ 37,723
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

        Note: There were no sales of investment or mortgage-backed securities during the three months ended September 30, 2004 or 2003.



        Investment securities held to maturity are comprised of the following:

                                                                      Amortized         Gross Unrealized             Fair
                                                                        Cost          Gains          Losses         Value
                                                                      ----------------------------------------------------
        AT SEPTEMBER 30, 2004
                 Corporate and Agency bonds                           $ 10,200       $    34        $    15       $10,219
                 Commercial Paper                                        1,994             -              -         1,994
                                                                      ---------------------------------------------------

                              Total                                   $ 12,194       $    34        $    15       $12,213
                                                                      ---------------------------------------------------


        At September 30, 2004, the contractual maturities of the debt securities               Amortized              Fair
        held to maturity are:                                                                    Cost                Value
                                                                                               ----------------------------
                 Due in one year or less                                                       $ 1,994              $ 1,994
                 Due after one year through five years                                           9,200                9,198
                 Due after five years through ten years                                              -                    -
                 Due after ten years                                                             1,000                1,021
                                                                                               ----------------------------

                              Total                                                            $12,194              $12,213
                                                                                               ============================

(4)      LOANS RECEIVABLE

              Loans receivable are comprised of the following:


                                                                                    September 30,                 June 30,
                                                                                             2004                     2004
         ------------------------------------------------------------------------------------------------------------------
              First mortgage loans:
                    1 to 4 family dwellings                                              $139,892                 $125,304
                    Multi-family dwellings                                                  1,572                    1,616
                    Commercial                                                              4,853                    6,322
                    Construction and development loans                                      4,203                    5,247
         ------------------------------------------------------------------------------------------------------------------

                                                                                          150,520                  138,489

              Commercial and other loans                                                    1,095                    1,475
              Consumer loans:
                    Loans secured by savings accounts                                         252                      285
                    Installment loans                                                      37,788                   38,010
         ------------------------------------------------------------------------------------------------------------------

                                                                                           39,135                   39,770
         ------------------------------------------------------------------------------------------------------------------

              Loans receivable, net of unearned discounts                                 189,655                  178,259
              Less: Allowance for loan losses                                              (1,992)                  (2,032)
                        Loans in process                                                   (2,116)                  (3,459)
                        Net deferred loan origination costs                                   552                      523
         ------------------------------------------------------------------------------------------------------------------

              Loans receivable, net                                                      $186,099                 $173,291
         ------------------------------------------------------------------------------------------------------------------


         Changes in the allowance for loan losses for the three months ended September 30, 2004 and 2003 are as follows:

                                                                                    September 30,             September 30,
                                                                                             2004                     2003
         ------------------------------------------------------------------------------------------------------------------
         Balance at beginning of the fiscal year                                           $2,032                   $2,006
         Provision for losses                                                                   3                        3
         Charge-offs                                                                          (45)                      (4)
         Recoveries                                                                             2                        -
         ------------------------------------------------------------------------------------------------------------------

         Allowance for loan losses                                                         $1,992                   $2,005
         ------------------------------------------------------------------------------------------------------------------


         At September 30, 2004, there were no loans that are considered to be impaired under SFAS 114.


                                                                                               September 30,
                                                                                       2004                     2003
                                                                                  -----------------------------------
         Non-accrual loans                                                            $1,985                   $1,142
         Non-accrual loans as a percent of total loans, net                             1.07%                    0.72%


         --------------------------------------------

         All loans 90 days or more past due are reported as non-accrual.

         The non-accrual loans at September 30, 2004 include one commercial loan having a balance of $377,000 and two single family loans having a combined balance of $464,000 which management anticipates being resolved within the next six months.

(5) GUARANTEES

The Company issues standby letters of credit in the normal course of business. Letters of credit are issued for a one-year period. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed, in the case of nonperformance by the Company's customer. The maximum potential amount of future payments the Company could be required to make under these guarantees is $30 of which 100% is fully collateralized. Currently, the Company has not recognized a liability for the outstanding obligations, as the amount of the liability is insignificant. There are no recourse provisions that would enable the Company to recover any amounts from third parties.

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

                                                          Three Months Ended September 30,
                                                             2004                2003
                                                             ----                ----
Net Income
   As reported                                               $ 488               $ 470
   Deduct total stock-based compensation expense
    determined under fair-value based method for
    all awards, net of tax                                      (-)                 (3)
                                                             -----               -----
   Pro forma                                                 $ 488               $ 467

Basic earnings per share
   As reported                                               $0.25               $0.25
   Pro forma                                                 $0.25               $0.25

Diluted earnings per share
   As reported                                               $0.25               $0.24
   Pro forma                                                 $0.25               $0.24

There was no stock-based employee compensation expense included in reported net income during the three months ended September 30, 2004 and 2003.

(7)  GOODWILL AND OTHER INTANGIBLE ASSETS

There have been no changes in the carrying value of goodwill during the three months ended September 30, 2004.

The following table provides information for intangible assets subject to amortization for the periods indicated:

                                                        For the three months ended
                                                               September 30
                                                            2004           2003
      Amortized intangible assets:
           Core deposit intangible - gross                 $1,511           $1,905
           Less:  accumulated amortization                    (89)            (102)
                                                           ------           ------

           Core deposit intangible - net                   $1,422           $1,803
                                                           ======           ======

The following information shows the actual amortization expense for the current period and the estimated amortization expense for each of the five succeeding fiscal years:


         ------------------------------------------------------------------
         For the three months ended 9/30/04                          $  89
         ------------------------------------------------------------------
         For the fiscal year ended 6/30/05                             340

         ------------------------------------------------------------------
         For the fiscal year ended 6/30/06                             290

         ------------------------------------------------------------------
         For the fiscal year ended 6/30/07                             243

         ------------------------------------------------------------------
         For the fiscal year ended 6/30/08                             199

         ------------------------------------------------------------------
         For the fiscal year ended 6/30/09                             158
         ------------------------------------------------------------------

(8)  POST-RETIREMENT BENEFITS


For the three months ended September 30, 2004, the Company had service costs and interest costs of $28 and $1, respectively, related to the Supplemental Executive Retirement Plan and the Trustee Deferred Compensation/Retirement Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


BALANCE SHEET DATA                                                          At September 30,
                                                                      2004                    2003
                                                                      ----                    ----
                                                                  (In thousands except per share data)
                                                                  ------------------------------------
                                                                              (Unaudited)
Total assets                                                        $306,633                $307,278
Interest-earning deposits with other institutions                     24,227                  61,490
Investment securities available for sale                              45,159                  43,747
Investment securities held to maturity                                12,194                  12,216
Mortgage-backed securities available for sale                         19,231                  10,372
Mortgage-backed securities held to maturity                                -                      25
Loans receivable, held for sale                                          956                   1,388
Loans receivable, net                                                186,099                 157,983
Savings deposits                                                     251,553                 251,236
FHLB advances                                                         21,607                  24,632
Retained earnings                                                     29,482                  29,301
Stockholders' equity                                                  27,505                  27,509
Stockholders' equity per share                                      $  14.26                $  14.59



STATISTICAL PROFILE                                                        Three months ended
                                                                               September 30,
                                                                        ---------------------------
                                                                        2004                    2003
                                                                        ----                    ----
Average yield earned on all interest-earning assets                     4.58%                   4.64%
Average rate paid on all interest-bearing liabilities                   2.34                    2.48
Average interest rate spread                                            2.24                    2.16
Net yield on average interest-earning assets                            2.49                    2.36
Average interest-earning assets as a percentage of
  average interest-bearing liabilities                                113.02                  112.04
Return on average assets (1)                                            0.64                    0.60
Return on average equity  (1)                                           7.14                    6.85
Average equity to average assets                                        8.96                    8.68


----------------

(1) Amounts are annualized.

        COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended September 30, 2004 was $488,000 compared to $470,000 for the same period in the prior year. The increase of $18,000 or 3.83% was primarily the result of a $41,000 increase in net interest income and a $38,000 decrease in total operating expense partially offset by a $51,000 decrease in total other income and a $10,000 increase in income taxes. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $41,000 or 2.32% during the three months ended September 30, 2004 as compared to the same period of the prior year. The increase was primarily due to an increase in the average balance of net earning assets of $6.1 million or 22.45%. Additionally, the average interest rate spread increased from 2.16% for the quarter ended September 30, 2003 to 2.24% for the quarter ended September 30, 2004.

Interest income on loans receivable and loans held for sale decreased by $148,000 or 5.51% during the three months ended September 30, 2004 as compared to the same period in the prior year. This decrease was primarily due to a decrease in the average yield on loans receivable from 6.31% to 5.55% for the three months ended September 30, 2004 and 2003, respectively. Substantially offsetting the decrease resulting from the lower average yield was an increase in the average outstanding balance of loans receivable of $12.8 million or 7.46% compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was due to a $16.9 million or 13.28% increase in the average outstanding balance of mortgage loans, partially offset by a $4.1 million or 9.40% decrease in the average outstanding balance of consumer and other loans. The increase in the average outstanding balance of loans receivable was primarily the result of increased loan originations coupled with the continued slowdown of loan repayments. The decrease in the average yield was primarily due to the generally lower interest rate environment and the increased origination of adjustable rate mortgages that traditionally carry lower introductory rates of interest.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale increased by $46,000 or 32.86% during the quarter ended September 30, 2004 as compared to the September 30, 2003 quarter. This increase was primarily due to an $8.2 million or 67.51% increase in the average outstanding balance of mortgage-backed securities from September 30, 2003 to September 30, 2004. This increase was partially offset by a decrease in the average yield on mortgage-backed securities from 4.63% for the quarter ended September 30, 2003 to 3.67% for the quarter ended September 30, 2004. The increase in the average outstanding balance was primarily due to mortgage-backed securities purchased during the period. At September 30, 2004, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $75,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 4.09% at September 30, 2004. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities were not sold. There were no mortgage-backed securities held to maturity. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities re-price. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investment securities held to maturity and investment securities available for sale decreased during the three months ended September 30, 2004. The decrease of $40,000 or 7.45% from the comparable period in 2003 was primarily due to a decrease in the average outstanding balance of $5.2 million or 8.02% during the period. This decrease was slightly offset by an increase in the average yield on investment securities from 3.31% for the quarter ended September 30, 2003 to 3.33% for the quarter ended September 30, 2004. The decrease in the average outstanding balance was the result of securities called during the period. At September 30, 2004, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains of $735,000 and $19,000, respectively. See
Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits decreased during the three months ended September 30, 2004 by $1,000 or 0.95% from the comparable period in 2003. This slight decrease was primarily due to a decrease of $25.5 million or 49.12% in the average outstanding balance of interest-earning deposits. This decrease was, to a large extent, offset by an increase in the average yield earned on such deposits from 0.80% for the quarter ended September 30, 2003 to 1.56% for the quarter ended September 30, 2004. The decrease in the average balance was primarily due to the utilization of interest-earning deposits to fund loans and the outflow of savings deposits from September 30, 2003 to September 30, 2004.

Interest expense on interest-bearing deposits decreased by $173,000 or 12.65% for the quarter ended September 30, 2004, compared to the same period in 2003. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 2.19% for the three months ended September 30, 2003 to 2.02% for the three months ended September 30, 2004, reflecting the continued lower interest rate environment in the 2004 period. Additionally, the average outstanding balance of interest-bearing deposits decreased $12.7 million or 5.14% from September 30, 2003 to September 30, 2004. The decrease in the average outstanding balance was primarily due to depositors seeking alternative higher yielding investments.

Interest expense on borrowings decreased $11,000 or 3.31% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 primarily due to a $3.1 million decrease in the average outstanding balance of FHLB advances. Partially offsetting the decrease in interest expense resulting from the lower average balance was an increase in the average rate paid on such advances from 5.27% at September 30, 2003 to 5.81% at September 30, 2004.

PROVISION FOR LOAN LOSSES. The Bank provided $3,000 to its allowance for loan losses for each of the quarters ended September 30, 2004 and 2003, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At September 30, 2004, the Bank's allowance for loan losses amounted to $2.0 million or 1.07% of the total loan portfolio. At September 30, 2003 the Bank's allowance for loan losses amounted to $2.0 million or 1.27% of the total loan portfolio.

A review of the loan portfolio is conducted, at least quarterly, by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended September 30, 2004. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2004. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income decreased by $51,000 or 12.14% to $369,000 for the quarter ended September 30, 2004 as compared to the same period in 2003. This was the result of a decrease in service charge income of $42,000, as well as an $8,000 decrease in other operating income and a $1,000 decrease in income from bank owned life insurance. The decrease in service charge income was primarily related to a timing difference with regard to the recognition of various fees in conjunction with the acquisition of SFSB Holding Company on March 28, 2003.

OPERATING EXPENSES. Total operating expenses decreased by $38,000 or 2.52% during the quarter ended September 30, 2004 as compared to the same quarter in 2003. This decrease was primarily due to a $54,000 decrease in other operating expenses, a $13,000 decrease in the amortization of core deposit intangible and a $14,000 decrease in data processing expense. These decreases were largely offset by a $16,000 increase in compensation and benefits, a $14,000 increase in premises and occupancy expense and a $14,000 increase in professional fees. The decrease in other operating expenses was the result of increased efficiencies attained throughout the period with regard to various items.

INCOME TAX EXPENSE. Income tax expense increased by $10,000 for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 primarily as a result of increased pre-tax income. Additionally, the effective tax rate increased slightly from 30.27% for the 2003 quarter to 30.48% for the 2004 quarter.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $7.3 million or 2.42% from June 30, 2004 to September 30, 2004. The largest increase was a $12.8 million increase in loans receivable, net and a $451,000 increase in cash. These increases were partially offset by a $2.5 million decrease in investment securities available for sale, a $1.7 million decrease in mortgage-backed securities available for sale and a $1.2 million decrease in interest-earning deposits with other institutions. The largest components of change in liabilities were a $5.4 million increase in savings deposits, a $2.0 million increase in other accrued expenses and sundry liabilities, a $1.2 million decrease in advance deposits by borrowers for taxes and insurance and a $600,000 increase in accrued interest payable on savings deposits. Funds from deposits and repayments or maturities of investment and mortgage-backed securities were used to fund loan originations.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2004, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 7.70% and 16.46%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at September 30, 2004.


                                               Tier I         Tier I          Tier II
                                                Core        Risk-Based      Risk-Based
                                               Capital        Capital         Capital
                                               -------        -------        ---------
                                                   (Dollar amounts in thousands)
Equity capital (1)                             $23,241         $23,241         $23,241
Plus general valuation allowances (2)             --              --             1,919
                                               -------         -------         -------
   Total regulatory capital                     23,241          23,241          25,160
Minimum required capital                        12,081           6,116          12,232
                                               -------         -------         -------
   Excess regulatory capital                   $11,160         $17,125         $12,928
                                               =======         =======         =======

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                           $15,101         $ 9,170         $15,283
                                               =======         =======         =======

Regulatory capital as a percentage (3)            7.70%          15.21%          16.46%
Minimum required capital percentage               4.00            4.00            8.00
                                               -------         -------         -------
   Excess regulatory capital percentage           3.70%          11.21%           8.46%
                                               =======         =======         =======

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions                   5.00%           6.00%          10.00%
                                               =======         =======         =======

--------------------------

(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended September 30, 2004.

(2)  Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $302,014. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $152,825.

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

CRITICAL ACCOUNTING POLICIES

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company's single most critical accounting policy relates to the Company's allowance for loan loss, which reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. If the financial condition of the Company's borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company's estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the estimates used in determining the allowance for loan loss is contained in the discussion on "Provision for Loan Losses" on page 14 herein.

ACCOUNTING DEVELOPMENTS

There are no new standards issued and not yet effective that will have a material impact on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Annual Report to Stockholders. There has been no material change in the Company's asset and liability position or market value of portfolio equity since June 30, 2004.

ITEM 4.  CONROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     A. The Annual Meeting of Stockholders was held on October 28, 2004 and the following items were submitted to the stockholders of the Company for approval:

          1. To elect one director for a term of three years or until his successor has been elected and qualified

                          Richard J. Cessar
                          For:                                 1,655,012
                          Withheld:                               86,828


          2. To ratify the appointment of KPMG LLP, as the Company's independent auditors for the fiscal year ending June 30, 2005.

                          For:                                 1,664,961
                          Against:                                72,240
                          Abstain:                                 4,639


          3. Shareholder proposal to require the Company to expense stock options as set forth in the proxy statement.

                          For:                                   280,066
                          Against:                               680,579
                          Abstain:                               229,067
                          Broker Non-Vote:                       552,128

Item 5.  Other Information

                  None

Item 6.  Exhibits

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


Date: November 15, 2004