Form 10-Q
period 2004-12-31
LAUREL CAPITAL GROUP INC
filed 2005-02-14
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Quarterly Period Ended: December 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition period from _________________to_________________

Commission File Number: 0-23010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

               Class: Common stock, par value $.01 per share
               Outstanding at February 1, 2005: 1,940,021 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                        PAGE
                                                                                        ----
Part I - Financial Information

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Financial Condition as of
           December 31, 2004 and June 30, 2004 .....................................        1

           Consolidated Statements of Operations for the Three
           and Six Months ended December 31, 2004 and 2003 .........................        2

           Consolidated Statement of Stockholders' Equity for the
           Six Months ended December 31, 2004 ......................................        3

           Consolidated Statements of Cash Flows for the Six
           Months ended December 31, 2004 and 2003 .................................        4

           Notes to Unaudited Consolidated Financial Statements ....................     5-11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations .....................................    12-19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk ..............       20

Item 4.    Controls and Procedures .................................................       20

Part II - Other Information

Item 1.    Legal Proceedings .......................................................       21

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds .............       21

Item 3.    Defaults Upon Senior Securities .........................................       21

Item 4.    Submission of Matters to a Vote of Security Holders .....................       21

Item 5.    Other Information .......................................................       21

Item 6.    Exhibits ................................................................       21

Signatures .........................................................................       22

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                               December 31,    June 30,
                                                                                  2004           2004
                                                                               ------------    --------
                                                                               (unaudited)
                 ASSETS
Cash                                                                           $      2,091    $  1,991
Money market investments                                                                283         283
Interest-earning deposits with other institutions                                    15,326      25,401
Investment securities available for sale                                             45,131      47,669
Investment securities held to maturity  (market value of $13,165 and $12,183)        13,201      12,210
Mortgage-backed securities available for sale                                        17,068      21,024
Loans receivable, held for sale                                                         953       1,130

Loans receivable                                                                    199,915     175,323
Allowance for loan losses                                                            (1,988)     (2,032)
                                                                               ------------    --------
     Loans receivable, net                                                          197,927     173,291

Federal Home Loan Bank stock                                                          2,071       1,879
Other repossessed assets                                                                350           -
Accrued interest receivable:
     Loans                                                                              674         659
     Interest-earning deposits and investments                                          309         384
     Mortgage-backed securities                                                          74          80

Office properties and equipment, net of accumulated depreciation                      2,168       2,243
Goodwill                                                                              2,158       2,158
Other intangible assets                                                               1,334       1,511
Prepaid income tax                                                                        -         129
Prepaid expenses and sundry assets                                                    7,381       7,333
                                                                               ------------    --------

             Total Assets                                                      $    308,499    $299,375
                                                                               ------------    --------

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Savings deposits                                                          $    254,652    $246,179
     Federal Home Loan Bank advances                                                 21,605      21,609
     Advance deposits by borrowers for taxes and insurance                            1,882       2,142
     Accrued interest payable                                                           797         619
     Accrued income taxes                                                               191           -
     Other accrued expenses and sundry liabilities                                    1,670       1,701
                                                                               ------------    --------

             Total Liabilities                                                      280,797     272,250
                                                                               ------------    --------
Stockholders' Equity:

     Common stock,  $.01 par value;  5,000,000
        shares authorized;  2,464,691 and 2,453,274 shares
        issued, respectively                                                             25          24
     Additional paid-in capital                                                       6,318       6,243
     Treasury stock, at cost (524,670 and 524,670 shares)                            (8,238)     (8,238)
     Retained earnings                                                               29,555      29,380
     Accumulated other comprehensive income, net of tax                                 544         218
     Stock held in deferred compensation trust                                         (502)       (502)
                                                                               ------------    --------

             Total Stockholders' Equity                                              27,702      27,125
                                                                               ------------    --------

             Total Liabilities and Stockholders' Equity                        $    308,499    $299,375
                                                                               ------------    --------


See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

         For the Three and Six Months Ended December 31, 2004 and 2003
                     (In thousands, except per share data)

                                                            Three months ended    Six months ended
                                                               December 31,          December 31,
                                                            ------------------    ----------------
                                                             2004        2003      2004      2003
                                                            ------      ------    ------    ------
Interest income:
     Loans                                                  $2,648      $2,440    $5,185    $5,125
     Mortgage-backed securities                                174          90       360       230
     Investments                                               513         459     1,010       946
     Interest-earning deposits                                  89         179       193       334
                                                            ------      ------    ------    ------

          Total interest income                              3,424       3,168     6,748     6,635

Interest expense:
     Savings deposits                                        1,242       1,213     2,437     2,581
     Borrowings                                                321         319       642       651
                                                            ------      ------    ------    ------

          Total interest expense                             1,563       1,532     3,079     3,232
                                                            ------      ------    ------    ------

Net interest income before provision
     for loan losses                                         1,861       1,636     3,669     3,403
Provision for loan losses                                        3           3         6         6
                                                            ------      ------    ------    ------

Net interest income after provision
     for loan losses                                         1,858       1,633     3,663     3,397
                                                            ------      ------    ------    ------

Other income:
     Service charges                                           276         247       562       575
     Net gain on the sale of securities available for sale       -          13         -        13
     Gain on the sale of loans held for sale                     -           1         6         7
     Income from bank owned life insurance                      63          75       127       140
     Other operating income                                     20          22        33        43
                                                            ------      ------    ------    ------

          Total other income                                   359         358       728       778
                                                            ------      ------    ------    ------

Operating expenses:
     Compensation, payroll taxes and
          fringe benefits                                      723         753     1,440     1,454
     Premises and occupancy costs                              210         217       417       410
     Federal insurance premiums                                  9          10        18        20
     Net loss on real estate owned                               -           1         -         1
     Data processing expense                                   102         103       203       218
     Professional fees                                          93          58       156       107
     Amortization of core deposit intangible                    88         102       177       204
     Other operating expenses                                  324         339       610       679
                                                            ------      ------    ------    ------

          Total operating expenses                           1,549       1,583     3,021     3,093
                                                            ------      ------    ------    ------

Income before income taxes                                     668         408     1,370     1,082
                                                            ------      ------    ------    ------

Provision for income taxes:
     Federal                                                   173          40       353       208
     State                                                      34          15        68        51
                                                            ------      ------    ------    ------

          Total income taxes                                   207          55       421       259
                                                            ------      ------    ------    ------

          Net income                                        $  461      $  353    $  949    $  823
                                                            ======      ======    ======    ======
Earnings per share
          Basic                                             $ 0.24      $ 0.19    $ 0.49    $ 0.44
                                                            ======      ======    ======    ======

          Diluted                                           $ 0.23      $ 0.18    $ 0.48    $ 0.42
                                                            ======      ======    ======    ======

Dividends per share                                         $ 0.20      $ 0.20    $ 0.40    $ 0.40
                                                            ======      ======    ======    ======

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                   For the Six Months Ended December 31, 2004
                                 (In thousands)

                                                                                  Accumulated
                                                                                     Other      Stock Held in
                                             Additional                          Comprehensive    Deferred          Total
                                     Common   Paid-in     Treasury    Retained       Income,    Compensation    Stockholders'
                                      Stock   Capital       Stock     Earnings     Net of Tax       Trust          Equity
                                     ------  ----------   --------    --------   -------------  -------------   ------------
Balance, June 30, 2004               $   24  $    6,243    ($8,238)   $ 29,380   $         218  ($        502)  $     27,125

Comprehensive income:
       Net income                         -           -          -         949               -              -            949
       Other comprehensive income,
         net of tax $168                  -           -          -           -             326              -            326
                                     ------  ----------   --------    --------   -------------  -------------   ------------

Total comprehensive income                -           -          -         949             326              -          1,275

Other stock option activity               -         (39)         -           -               -              -            (39)

Stock options exercised
     (11,417) shares                      1         114          -           -               -              -            115

Dividends on common stock
     at $0.40 per share                   -           -          -        (774)              -              -           (774)
                                     ------  ----------   --------    --------   -------------  -------------   ------------

Balance, December 31, 2004           $   25  $    6,318    ($8,238)   $ 29,555   $         544  ($        502)  $     27,702
                                     ======  ==========   ========    ========   =============  =============   ============

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

               For the Six Months Ended December 31, 2004 and 2003
                                 (In thousands)

                                                                                                  2004         2003
                                                                                                 -------      -------
Net income:                                                                                      $   949      $   823
      Adjustments to reconcile net income to net
        cash provided by operating activities:
           Depreciation                                                                              137          134
           Provision for loan losses                                                                   6            6
           Net gain on sale of investment securities available for sale                                -          (41)
           Net loss on sale of mortgage-backed securities available for sale                           -           28
           Gain on the sale of loans held for sale                                                    (6)          (7)
           Loss on the sale of REO                                                                     1            -
           Net amortization of deferred loan costs                                                   121           56
           Origination of loans held for sale                                                       (242)        (341)
           Proceeds from sale of loans held for sale                                                 425          499
           Decrease in accrued interest receivable                                                    66          228
           Increase in accrued interest payable                                                      178          174
           Amortization of the core deposit intangible                                               177          204
           Increase in cash surrender value                                                         (104)        (126)
           Increase (decrease) in taxes payable                                                      320         (248)
           Other - net                                                                              (148)        (521)
                                                                                                 -------      -------

                      Net cash provided by operating activities                                    1,880          868
                                                                                                 -------      -------

Investing activities:
      Purchase of investment securities held to maturity                                          (8,300)     (12,000)
      Purchase of investment securities available for sale                                        (1,293)      (2,450)
      Purchase of mortgage-backed securities available for sale                                        -       (3,302)
      Proceeds from sale of investment securities available for sale                                   -        1,553
      Proceeds from sale of mortgage-backed securities available for sale                              -        1,457
      Principal repayments and maturities of investment securities available for sale              4,325        4,325
      Principal repayments and maturities of investment securities held to maturity                7,315        8,000
      Principal repayments and maturities of mortgage-backed securities available for sale         3,966        4,557
      Principal repayments and maturities of mortgage-backed securities held to maturity               -            4
      (Increase) decrease in loans receivable                                                    (25,164)      21,115
      (Increase) decrease in FHLB stock                                                             (192)         221
      Proceeds from the sale of REO                                                                   39            -
      Additions to office properties and equipment                                                   (62)        (107)
                                                                                                 -------      -------

                      Net cash (used) provided by investing activities                           (19,366)      23,373
                                                                                                 -------      -------
Financing activities:
      Net decrease in demand and club accounts                                                       (32)      (4,477)
      Net increase (decrease) in time deposit accounts                                             8,505      (12,300)
      Net decrease in FHLB advances                                                                   (4)      (3,060)
      Decrease in advance deposits by borrowers for taxes and insurance                             (260)      (1,035)
      Stock options exercised                                                                         76          312
      Acquisition of treasury stock                                                                    -         (686)
      Dividends paid                                                                                (774)        (751)
                                                                                                 -------      -------

                      Net cash provided (used) by financing activities                             7,511      (21,997)
                                                                                                 -------      -------

Net change in cash and cash equivalents                                                           (9,975)       2,244
Cash and cash equivalents at beginning of period                                                  27,675       53,425
                                                                                                 -------      -------

Cash and cash equivalents at end of period                                                       $17,700      $55,669
                                                                                                 -------      -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                                                 -------      -------
      Cash paid during the period for:
           Interest on savings deposits                                                          $ 2,259      $ 2,407
           Interest on FHLB advances                                                                 642          709
           Income taxes                                                                              175          578
      Transfer of loans to other real estate owned                                                   401            -

      Cash paid during the period for interest includes interest credited on deposits of $1,846 and $1,955 for the six months ended December 31, 2004 and 2003, respectively.

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 2004 AND JUNE 30, 2004

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2004. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2004 Annual Report to Stockholders. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                            Three Months Ended        Six Months Ended
                                               December 31,             December 31,
                                           2004          2003        2004          2003
                                         ----------   ----------   ----------   ----------
Basic earnings per share:
   Net income                            $      461   $      353   $      949   $      823
   Weighted average shares outstanding    1,936,811    1,879,262    1,933,293    1,881,017
   Earnings per share                    $     0.24   $     0.19   $     0.49   $     0.44

Diluted earnings per share:
   Net income                            $      461   $      353   $      949   $      823
   Weighted average shares outstanding    1,936,811    1,879,262    1,933,293    1,881,017
   Dilutive effect of employee
      stock options                          63,748       95,601       61,059      100,717
                                         ----------   ----------   ----------   ----------

   Diluted weighted shares outstanding    2,000,559    1,974,863    1,994,352    1,981,734
   Earnings per share                    $     0.23   $     0.18   $     0.48   $     0.42

Options to purchase 143,662 and 155,079 shares of common stock were outstanding at December 31, 2004 and 2003, respectively. The dilutive effect of these options was included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares resulting in none of the options having an antidilutive effect.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the six months ended December 31, 2004 and 2003, the Company's total comprehensive income was $1,275 and $586, respectively. Total comprehensive income is comprised of net income of $949 and $823, respectively, and other comprehensive income (loss) of $326 and $(237), net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

LOANS RECEIVABLE

Loans receivable are stated at unpaid principal balances net of the allowance for loan losses, net deferred loan fees and discounts. Financial institutions are subject to the risk of loan losses as one of the costs of lending. While the Company recognizes as losses all loans that are determined to be uncollectible, experience dictates that at any point in time, losses may exist in the portfolio which cannot be specifically identified. As a result, a provision for such unidentifiable losses is established and charged against current earnings to represent management's best estimate of such probable losses. The Company accounts for impaired loans in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan" and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", an amendment of SFAS
114. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Laurel Savings Bank (the "Bank") considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower's ability to repay the loan according to the contractual agreement, the borrower's repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to SFAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $5 will be considered an insignificant shortfall. The Bank does not apply SFAS 114 using major risk characteristics for groups of loans, but on a loan by loan basis. All loans are charged off when management determines that principal and interest are not collectible.

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

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES

      Investment and mortgage-backed securities available for sale are comprised of the following:

                                                          Amortized    Gross   Unrealized     Fair
                                                            Cost       Gains     Losses      Value
                                                          ---------   -------  ----------   --------
At December 31, 2004:
     Municipal obligations                                $   8,013   $   561  $        -   $  8,574
     FHLMC preferred stock                                      750        41           -        791
     FNMA common stock                                          583       129           -        712
     FHLMC  common stock                                        684       348           -      1,032
     Agency Notes                                             8,446        14          14      8,446
     Corporate notes                                          1,077        48           -      1,125
     Shay Financial Services ARM Fund                        23,567         -         313     23,254
     CRA Qualified Investment Fund                            1,000         -          18        982
     Other                                                      220         -           5        215

                                                          ---------   -------  ----------   --------

                                                             44,340     1,141         350     45,131

     Mortgage-backed securities available for sale           17,034       138         104     17,068
                                                          ---------   -------  ----------   --------

                  Total                                   $  61,374   $ 1,279  $      454   $ 62,199
                                                          =========   =======  ==========   ========

At December 31, 2004, the contractual maturities of the debt securities available for sale are:

                                                                       Amortized    Fair
                                                                         Cost       Value
                                                                       ---------   --------
Due in one year or less                                                $     998   $    993
Due after one year through five years                                  $   1,552   $  1,558
Due after five years through ten years                                     5,575      5,723
Due after ten years                                                       26,445     26,939
                                                                       ---------   --------

                  Total                                                $  34,570   $ 35,213
                                                                       =========   ========

      Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock, Community Reinvestment Act (CRA) Qualified Investment Fund and Shay Financial Services ARM Fund have no stated maturity.

Note: Proceeds from the sale of investment and mortgage-backed securities available for sale during the six months ended December 31, 2004 and December 31, 2003 were $- and $3,010, respectively. Net realized gains on those sales were $- and $13, respectively.

Investment securities held to maturity are comprised of the following:

                                              Amortized   Gross  Unrealized    Fair
                                                Cost      Gains    Losses      Value
                                              ---------   -----  ----------  --------
At December 31, 2004
     Corporate and Agency bonds               $  11,205   $   7  $       43  $ 11,169
     Commercial Paper                             1,996       -           -     1,996
                                              ---------   -----  ----------  --------

                  Total                       $  13,201   $   7  $       43  $ 13,165
                                              =========   =====  ==========  ========

At December 31, 2004, the contractual maturities of the debt securities held to maturity are:

                                                      Amortized    Fair
                                                         Cost      Value
                                                      ---------  --------
Due in one year or less                               $   4,896  $  4,886
Due after one year through five years                     6,307     6,275
Due after five years through ten years                        -         -
Due after ten years                                       1,998     2,004
                                                      ---------  --------

     Total                                            $  13,201  $ 13,165
                                                      =========  ========

(4) Loans Receivable

      Loans receivable are comprised of the following:

                                                                 December 31,      June 30,
                                                                    2004             2004
                                                                 ------------      --------
First mortgage loans:
      1 to 4 family dwellings                                    $    153,152      $125,304
      Multi-family dwellings                                            1,533         1,616
      Commercial                                                        4,152         6,322
      Construction and development loans                                3,705         5,247
                                                                 ------------      --------
                                                                      162,542       138,489

Commercial and other loans                                              1,174         1,475
Consumer loans:
      Loans secured by savings accounts                                   256           285
      Installment loans                                                37,436        38,010
                                                                 ------------      --------

                                                                       38,866        39,770
                                                                 ------------      --------

Loans receivable, net of unearned discounts                           201,408       178,259
Less: Allowance for loan losses                                        (1,988)       (2,032)
          Loans in process                                             (2,203)       (3,459)
          Net deferred loan origination costs                             710           523
                                                                 ------------      --------

Loans receivable, net                                            $    197,927      $173,291
                                                                 ------------      --------

Changes in the allowance for loan losses for the six months ended December 31, 2004 and 2003 are as follows:

                                                                  December 31,     December 31,
                                                                      2004             2003
                                                                  -----------      ------------
Balance at beginning of the fiscal year                           $     2,032      $      2,006
Provision for losses                                                        6                 6
Charge-offs                                                               (53)              (29)
Recoveries                                                                  3                 1
                                                                  -----------      ------------

Allowance for loan losses                                         $     1,988      $      1,984
                                                                  -----------      ------------

At December 31, 2004, there were no loans that are considered to be impaired under SFAS 114.

                                                                           December 31,
                                                                      2004             2003
                                                                  ------------     ------------
Non-accrual loans                                                 $      1,205     $      1,595
Non-accrual loans as a percent of total loans, net                        0.61%            1.00%

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

                                                     Three Months Ended           Six Months Ended
                                                         December 31,                December 31,
                                                     2004        2003              2004        2003
                                                   --------   ---------         --------     --------
Net Income
   As reported                                     $    461   $     353         $    949     $    823
   Deduct total stock-based compensation expense
    determined under fair-value based method for
    all awards, net of tax                                -          (1)               -           (4)
                                                   --------   ---------         --------     --------
   Pro forma                                       $    461   $     352         $    949     $    819

Basic earnings per share
   As reported                                     $   0.24   $    0.19         $   0.49     $   0.44
   Pro forma                                       $   0.24   $    0.19         $   0.49     $   0.44

Diluted earnings per share
   As reported                                     $   0.23   $    0.18         $   0.48     $   0.42
   Pro forma                                       $   0.23   $    0.18         $   0.48     $   0.41

There was no stock-based employee compensation expense included in reported net income during the three and six months ended December 31, 2004 and 2003.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

There have been no changes in the carrying value of goodwill during the six months ended December 31, 2004.

The following table provides information for intangible assets subject to amortization for the periods indicated:

                                            For the six months ended
                                                 December 31,
                                             2004             2003
                                            -------          -------
Amortized intangible assets:
    Core deposit intangible - gross         $ 1,511          $ 1,905
    Less:  accumulated amortization            (177)            (204)
                                            -------          -------

    Core deposit intangible - net           $ 1,334          $ 1,701
                                            =======          =======

The following information shows the actual amortization expense for the current period and the estimated amortization expense for each of the five succeeding fiscal years:

For the six months ended
12/31/04                                                 $ 177

For the fiscal year ending
6/30/05                                                    340

For the fiscal year ending
6/30/06                                                    290

For the fiscal year ending
6/30/07                                                    243

For the fiscal year ending
6/30/08                                                    199

For the fiscal year ending
6/30/09                                                    158

(8) POST-RETIREMENT BENEFITS

For the six months ended December 31, 2004, the Company had service costs and interest costs of $58 and $1, respectively, related to the Supplemental Executive Retirement Plan and the Trustee Deferred Compensation/Retirement Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BALANCE SHEET DATA

                                                               At December 31,
                                                              2004         2003
                                                              ----         ----
                                                     (In thousands except per share data)
                                                     ------------------------------------
                                                                (Unaudited)
Total assets                                                $308,499     $302,725
Interest-earning deposits with other institutions             15,326       53,550
Investment securities available for sale                      45,131       44,708
Investment securities held to maturity                        13,201       13,198
Mortgage-backed securities available for sale                 17,068       10,640
Loans receivable, held for sale                                  953        1,288
Loans receivable, net                                        197,927      160,010
Savings deposits                                             254,652      248,803
FHLB advances                                                 21,605       21,612
Retained earnings                                             29,555       29,280
Stockholders' equity                                          27,702       27,145
Stockholders' equity per share                              $  14.28     $  14.44


STATISTICAL PROFILE
                                                       Three months ended        Six months ended
                                                          December 31,              December 31,
                                                      -------------------       -------------------
                                                       2004         2003         2004         2003
                                                       ----         ----         ----         ----
Average yield earned on all interest-earning assets     4.71%        4.52%        4.65%        4.61%
Average rate paid on all interest-bearing liabilities   2.41         2.37         2.38         2.42
Average interest rate spread                            2.30         2.15         2.27         2.19
Net yield on average interest-earning assets            2.56         2.34         2.53         2.36
Average interest-earning assets as a percentage of
  average interest-bearing liabilities                113.18       109.36       113.10       108.88
Return on average assets (1)                            0.60         0.46         0.62         0.53
Return on average equity  (1)                           6.68         5.20         6.91         6.04
Average equity to average assets                        9.01         8.91         8.99         8.77

----------
(1) Amounts are annualized.

         COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended December 31, 2004 was $461,000 compared to $353,000 for the same period in the prior year. The increase of $108,000 or 30.59% was primarily the result of a $225,000 increase in net interest income and a $34,000 decrease in total operating expense partially offset by a $152,000 increase in income taxes. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $225,000 or 13.75% during the three months ended December 31, 2004 as compared to the same period of the prior year. The increase was primarily due to an increase in the average balance of net earning assets of $9.9 million or 41.12%. Additionally, the average interest rate spread increased from 2.15% for the quarter ended December 31, 2003 to 2.30% for the quarter ended December 31, 2004.

Interest income on loans receivable and loans held for sale increased by $208,000 or 8.52% during the three months ended December 31, 2004 as compared to the same period in the prior year. This increase was primarily due to an increase in the average outstanding balance of loans receivable of $35.6 million or 22.64% compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was primarily due to a $39.4 million or 33.94% increase in the average outstanding balance of mortgage loans, partially offset by a $3.5 million or 8.25% decrease in the average outstanding balance of consumer and other loans. The increase in the average outstanding balance of loans receivable was primarily the result of increased loan originations coupled with the continued slowdown of loan repayments. These increases were partially offset by a decrease in the average yield on loans receivable from 6.15% to 5.44% for the three months ended December 31, 2003 and 2004, respectively. The decrease in the average yield was primarily due to the generally lower interest rate environment, the repricing of higher yielding loans and the increased origination of adjustable rate mortgages that traditionally carry lower introductory rates of interest.

Interest on mortgage-backed securities available for sale increased by $84,000 or 93.33% during the quarter ended December 31, 2004 as compared to the December 31, 2003 quarter. This increase was primarily due to a $9.0 million or 97.11% increase in the average outstanding balance of mortgage-backed securities from the quarter ended December 31, 2003 to the quarter ended December 31, 2004. This increase was partially offset by a decrease in the average yield on mortgage-backed securities from 3.89% for the quarter ended December 31, 2003 to 3.82% for the quarter ended December 31, 2004. The increase in the average outstanding balance was primarily due to mortgage-backed securities purchased during the period ended December 31, 2004. At December 31, 2004, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized gains of $34,000. This portfolio consists of fixed and adjustable rate securities with an average yield of 4.14% at December 31, 2004. Rising interest rates would decrease the unrealized gains in this portfolio if the fixed rate securities were not sold. There were no mortgage-backed securities held to maturity. In periods of rising interest rates, unrealized losses could occur due to the timing difference of when the securities re-price. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investment securities held to maturity and investment securities available for sale increased during the three months ended December 31, 2004 compared to the same period in 2003. The increase of $54,000 or 11.76% from the comparable period in 2003 was primarily due to an increase in the average yield on investment securities from 3.19% for the quarter ended December 31, 2003 to 4.18% for the quarter ended December 31, 2004. Also contributing to the increased income was an increase in the average outstanding balance of $2.4 million or 4.18% during the period. The increase in the average outstanding balance was the result of increased purchases of securities during the period. At December 31, 2004, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains (losses) of $791,000 and ($36,000), respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits decreased during the three months ended December 31, 2004 by $90,000 or 50.28% from the comparable period in 2003. This decrease was primarily due to a decrease of $36.7 million or 66.34% in the average outstanding balance of interest-earning deposits. This decrease was partially offset by an increase in the average yield earned on such deposits from 1.29% for the quarter ended December 31, 2003 to 1.89% for the quarter ended December 31, 2004. The decrease in the average balance was primarily due to the utilization of interest-earning deposits to fund loans and security purchases from December 31, 2003 to December 31, 2004.

Interest expense on interest-bearing deposits increased by $29,000 or 2.39% for the quarter ended December 31, 2004, compared to the same period in 2003. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 2.06% for the three months ended December 31, 2003 to 2.09% for the three months ended December 31, 2004, reflecting the rising interest rate environment in the 2004 period. Additionally, the average outstanding balance of interest-bearing deposits increased $2.1 million or 0.90% from December 31, 2003 to December 31, 2004.

Interest expense on borrowings increased $2,000 or 0.63% for the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003 primarily due to an increase in the average rate paid on such advances from 5.43% at December 31, 2003 to 5.81% at December 31, 2004. This increase was partially offset by a $1.4 million decrease in the average outstanding balance of FHLB advances.

PROVISION FOR LOAN LOSSES. The Bank provided $3,000 to its allowance for loan losses for each of the quarters ended December 31, 2004 and 2003, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At December 31, 2004, the Bank's allowance for loan losses amounted to $2.0 million or 1.00% of the total loan portfolio. At December 31, 2003 the Bank's allowance for loan losses amounted to $2.0 million or 1.24% of the total loan portfolio.

A review of the loan portfolio is conducted, at least quarterly, by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended December 31, 2004. Thus, the level of the allowance for loan losses is substantially unchanged from June 30, 2004. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income increased by $1,000 or 0.28% to $359,000 for the quarter ended December 31, 2004 as compared to the same period in 2003. This was the result of an increase in service charge income of $28,000, mostly offset by a $13,000 decrease in net gains on the sale of investments and mortgage-backed securities available for sale, an $12,000 decrease in income from bank owned life insurance and a $2,000 decrease in other operating income.

OPERATING EXPENSES. Total operating expenses decreased by $34,000 or 2.15% during the quarter ended December 31, 2004 as compared to the same quarter in 2003. This decrease was primarily due to a $30,000 decrease in compensation and benefits, a $15,000 decrease in other operating expenses, a $14,000 decrease in the amortization of core deposit intangible and a $7,000 decrease in premises and occupancy expense. These decreases were partially offset by a $35,000 increase in professional fees. The decrease in other operating expenses was the result of increased efficiencies attained throughout the period with regard to various items.

INCOME TAX EXPENSE. Income tax expense increased by $152,000 for the quarter ended December 31, 2004 as compared to the quarter ended December 31, 2003 as a result of increased pre-tax income and an increase in the effective tax rate. The increase in the effective tax rate for the quarter ended December 31, 2004 resulted primarily from the reduction of tax-free income recorded during the quarter ended December 31, 2004.

          COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

GENERAL. The Company's net income for the six months ended December 31, 2004 was $949,000 compared to $823,000 for the same period in the prior year. The increase of $126,000 or 15.31% was primarily the result of a $266,000 increase in net interest income and a $72,000 decrease in total operating expense partially offset by a $162,000 increase in income taxes and a $50,000 decrease in other income. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income increased by $266,000 or 7.82% during the six months ended December 31, 2004 as compared to the same period of the prior year. The increase was primarily due to an increase in the average balance of net earning assets of $10.2 million or 43.26%. Additionally, the average interest rate spread increased from 2.19% for the six months ended December 31, 2003 to 2.27% for the six months ended December 31, 2004.

Interest income on loans receivable and loans held for sale increased by $60,000 or 1.17% during the six months ended December 31, 2004 as compared to the same period in the prior year. This increase was primarily due to an increase in the average outstanding balance of loans receivable of $24.4 million or 14.76% compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was primarily due to a $28.2 million or 23.13% increase in the average outstanding balance of mortgage loans, partially offset by a $3.8 million or 8.83% decrease in the average outstanding balance of consumer and other loans. The increase in the average outstanding balance of loans receivable was primarily the result of increased loan originations coupled with the continued slowdown of loan repayments. These increases were partially offset by a decrease in the average yield on loans receivable from 6.21% to 5.47% for the six months ended December 31, 2003 and 2004, respectively. The decrease in the average yield was primarily due to the generally lower interest rate environment, the repricing of higher yielding loans and the increased origination of adjustable rate mortgages that traditionally carry lower introductory rates of interest.

Interest on mortgage-backed securities available for sale increased by $130,000 or 56.52% during the six months ended December 31, 2004 as compared to the same period in the prior year. This increase was primarily due to an $8.6 million or 80.34% increase in the average outstanding balance of mortgage-backed securities from December 31, 2003 to December 31, 2004. This increase was partially offset by a decrease in the average yield on mortgage-backed securities from 4.31% for the six months ended December 31, 2003 to 3.74% for the six months ended December 31, 2004. The increase in the average outstanding balance was primarily due to mortgage-backed securities purchased during the period. See "Comparison of the Three Months Ended December 31, 2004 and 2003 - Net Interest Income."

Interest income on investment securities held to maturity and investment securities available for sale increased during the six months ended December 31, 2004 compared to the same period in 2003. The increase of $64,000 or 6.77% from the comparable period in 2003 resulted from an increase in the average yield on investment securities from 3.27% for the six months ended December 31, 2003 to 3.38% for the six months ended

December 31, 2004. Also contributing to the increased income was an increase in the average outstanding balance of $1.9 million or 3.28% during the period. The increase in the average outstanding balance was the result of increased purchases of securities during the period. See "Comparison of the Three Months Ended December 31, 2004 and 2003 - Net Interest Income."

Interest income on interest-earning deposits decreased during the six months ended December 31, 2004 by $141,000 or 42.22% from the comparable period in 2003. This decrease was primarily due to a decrease of $32.2 million or 58.86% in the average outstanding balance of interest-earning deposits. This decrease was partially offset by an increase in the average yield earned on such deposits from 1.21% for the six months ended December 31, 2003 to 1.70% for the six months ended December 31, 2004. The decrease in the average balance was primarily due to the utilization of interest-earning deposits to fund loans and security purchases from December 31, 2003 to December 31, 2004.

Interest expense on interest-bearing deposits decreased by $144,000 or 5.58% for the six months ended December 31, 2004, compared to the same period in 2003. The decrease was primarily due to a decrease in the average interest rate paid on savings deposits from 2.13% for the six months ended December 31, 2003 to 2.05% for the six months ended December 31, 2004. Additionally, the average outstanding balance of interest-bearing deposits decreased $5.3 million or 2.21% for the six months ended December 31, 2004 compared to the six months ended December 31, 2003.

Interest expense on borrowings decreased $9,000 or 1.38% for the six months ended December 31, 2004 compared to the six months ended December 31, 2003 primarily due to $2.2 million decrease in the average outstanding balance of FHLB advances. This decrease was partially offset by an increase in the average rate paid on such advances from 5.35% at December 31, 2003 to 5.81% at December 31, 2004.

PROVISION FOR LOAN LOSSES. The Bank provided $6,000 to its allowance for loan losses for each of the six months ended December 31, 2004 and 2003, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See "Comparison of the Three Months Ended December 31, 2004 and 2003 - Provision for Loan Losses."

OTHER INCOME. Total other income decreased by $50,000 or 6.43% to $728,000 for the six months ended December 31, 2004 as compared to the same period in 2003. This was primarily the result of a decrease in service charge income of $13,000, a $13,000 decrease in net gains on the sale of investments and mortgage-backed securities available for sale, a $13,000 decrease in income from bank owned life insurance and a $10,000 decrease in other operating income.

OPERATING EXPENSES. Total operating expenses decreased by $72,000 or 2.33% during the six months ended December 31, 2004 as compared to the same period in 2003. This decrease was primarily due to a $69,000 decrease in other operating expenses, a $27,000 decrease in the amortization of core deposit intangible, a $15,000 decrease in data processing expense and a $14,000 decrease in compensation and benefits. These decreases were partially offset by a $49,000 increase in professional fees and a $7,000 increase in premises and occupancy expense. The decrease in other operating expenses was the result of increased efficiencies attained throughout the period with regard to various items.

INCOME TAX EXPENSE. Income tax expense increased by $162,000 for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 as a result of increased pre-tax income and an increase in the effective tax rate. The increase in the effective tax rate for the six months ended December 31, 2004 resulted primarily from the reduction of tax-free income recorded during the six months ended December 31, 2004.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $9.1 million or 3.05% from June 30, 2004 to December 31, 2004. The largest increase was a $24.6 million increase in loans receivable, net partially offset by a $10.1 million decrease in interest-earning deposits with other institutions, a $4.0 million decrease in mortgage-backed securities available for sale and a $2.5 million decrease in investment securities available for sale. The largest components of change in liabilities were a $8.5 million increase in savings deposits and a $260,000 decrease in advance deposits by borrowers for taxes and insurance. Funds from interest-earning deposits with other institutions, deposits and repayments or maturities of investment and mortgage-backed securities were used to fund loan originations and security purchases.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2004, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 7.71% and 16.24%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at December 31, 2004.

                                         Tier I       Tier I       Tier II
                                          Core      Risk-Based   Risk-Based
                                        Capital      Capital       Capital
                                        --------    ----------   ----------
                                           (Dollar amounts in thousands)
Equity capital (1)                      $ 23,403    $   23,403   $   23,403
Plus general valuation allowances (2)          -             -        1,971
                                        --------    ----------   ----------
   Total regulatory capital               23,403        23,403       25,374
Minimum required capital                  12,137         6,251       12,503
                                        --------    ----------   ----------
   Excess regulatory capital            $ 11,266    $   17,152   $   12,871
                                        ========    ==========   ==========

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                    $ 15,172    $    9,375   $   15,625
                                        ========    ==========   ==========

Regulatory capital as a percentage (3)      7.71%        14.98%       16.24%
Minimum required capital percentage         4.00          4.00         8.00
                                        --------    ----------   ----------
   Excess regulatory capital percentage     3.71%        10.98%        8.24%
                                        ========    ==========   ==========

Minimum required capital percentage
   to be well capitalized under Prompt
   Corrective Action Provisions             5.00%         6.00%       10.00%
                                        ========    ==========   ==========

----------
(1) Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended December 31, 2004.

(2)      Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $303,435. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $156,253.

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

ACCOUNTING DEVELOPMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity based compensation issued to employees. The Statement is effective for interim or annual periods beginning after June 15, 2005. The Company does not anticipate any material impact on the Company's results of operations as a result of adoption of this statement since all of the Company's current outstanding options are vested.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Annual Report to Stockholders. There has been no material change in the Company's asset and liability position or market value of portfolio equity since June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Edwin R. Maus
-------------------
Edwin R. Maus
President and Chief Executive Officer

/s/ John A. Howard, Jr.
-----------------------
John A. Howard, Jr.
Senior Vice President and
Chief Financial Officer

Date: February 14, 2005