Form 10-Q
period 2005-03-31
LAUREL CAPITAL GROUP INC
filed 2005-05-16
CIK 892158

                       Securities and Exchange Commission
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: March 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _______________ to ________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date is:

                  Class: Common stock, par value $.01 per share
                  Outstanding at May 3, 2005: 1,943,000 shares

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                PAGE
                                                                                                ----
Part I - Financial Information

Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition as of........................      1
                  March 31, 2005 and June 30, 2004

                  Consolidated Statements of Operations for the three.........................      2
                  and nine months ended March 31, 2005 and 2004

                  Consolidated Statement of Stockholders' Equity for the......................      3
                  nine months ended March 31, 2005

                  Consolidated Statements of Cash Flows for the nine..........................      4
                  months ended March 31, 2005 and 2004

                  Notes to Unaudited Consolidated Financial Statements........................   5-11

Item 2.           Management's Discussion and Analysis of Financial...........................  12-21
                  Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................     21

Item 4.  Controls and Procedures..............................................................     21

Part II - Other Information

                  Item 1.  Legal Proceedings..................................................     22

                  Item 2.  Unregistered Sales of Equity Securities and
                                    Use of Proceeds...........................................     22

                  Item 3.  Defaults Upon Senior Securities....................................     22

                  Item 4.  Submission of Matters to a Vote of
                                    Security Holders..........................................     22

                  Item 5.  Other Information..................................................     22

                  Item 6.  Exhibits...........................................................  22-23

Signatures....................................................................................     24

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statements of Financial Condition
                                 (In thousands)

                                                                                 March 31         June 30,
                                                                                   2005            2004
                                                                                 --------         --------
                                                                                (unaudited)
      ASSETS
Cash                                                                             $  2,007         $  1,991
Money market investments                                                              284              283
Interest-earning deposits with other institutions                                  11,821           25,401
                                                                                 --------         --------

      Total Cash and Cash Equivalents                                              14,112           27,675

Investment securities available for sale                                           45,670           47,669
Investment securities held to maturity  (market value of $12,778 and $12,183)      12,915           12,210
Mortgage-backed securities available for sale                                      15,002           21,024
Loans receivable, held for sale                                                     1,033            1,130

Loans receivable                                                                  204,485          175,323
Allowance for loan losses                                                          (1,998)          (2,032)
                                                                                 --------         --------

      Loans receivable, net                                                       202,487          173,291

Federal Home Loan Bank stock                                                        1,832            1,879
Other repossessed assets                                                              128                -
Accrued interest receivable:
      Loans                                                                           735              659
      Interest-earning deposits and investments                                       259              384
      Mortgage-backed securities                                                       69               80

Office properties and equipment, net of accumulated depreciation                    2,227            2,243
Goodwill                                                                            2,158            2,158
Other intangible assets                                                             1,246            1,511
Prepaid income tax                                                                      -              129
Prepaid expenses and sundry assets                                                  7,869            7,333
                                                                                 --------         --------

                 Total Assets                                                    $307,742         $299,375
                                                                                 --------         --------

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

      Savings deposits                                                           $253,282         $246,179
      Federal Home Loan Bank advances                                              21,604           21,609
      Advance deposits by borrowers for taxes and insurance                         2,105            2,142
      Accrued interest payable                                                      1,248              619
      Accrued income taxes                                                            473                -
      Other accrued expenses and sundry liabilities                                 1,737            1,701
                                                                                 --------         --------

                 Total Liabilities                                                280,449          272,250
                                                                                 --------         --------

Stockholders' Equity:

      Common stock,  $.01 par value;  5,000,000
         shares authorized;  2,464,691 and 2,453,274 shares
         issued, respectively                                                          25               24
      Additional paid-in capital                                                    6,318            6,243
      Treasury stock, at cost (524,670 shares)                                     (8,238)          (8,238)
      Retained earnings                                                            29,689           29,380
      Accumulated other comprehensive income, net of tax                                1              218
      Stock held in deferred compensation trust                                      (502)            (502)
                                                                                 --------         --------

                 Total Stockholders' Equity                                        27,293           27,125
                                                                                 --------         --------

                 Total Liabilities and Stockholders' Equity                      $307,742         $299,375
                                                                                 --------         --------

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations
                                   (Unaudited)

           For the Three and Nine Months Ended March 31, 2005 and 2004
                    (In thousands, except per share data)

                                                                Three months ended      Nine months ended
                                                                      March 31,              March 31,
                                                                ------------------      -----------------
                                                                 2005        2004        2005       2004
                                                                ------      ------      ------     ------
Interest income:
       Loans                                                    $2,769      $2,545      $7,954     $7,670
       Mortgage-backed securities                                  155         128         515        358
       Investments                                                 519         524       1,529      1,470
       Interest-earning deposits                                    82         119         275        453
                                                                ------      ------      ------     ------

              Total interest income                              3,525       3,316      10,273      9,951

Interest expense:
       Savings deposits                                          1,264       1,153       3,701      3,734
       Borrowings                                                  314         318         956        969
                                                                ------      ------      ------     ------

              Total interest expense                             1,578       1,471       4,657      4,703
                                                                ------      ------      ------     ------

Net interest income before provision
       for loan losses                                           1,947       1,845       5,616      5,248
Provision for loan losses                                            3           3           9          9
                                                                ------      ------      ------     ------

Net interest income after provision
       for loan losses                                           1,944       1,842       5,607      5,239
                                                                ------      ------      ------     ------

Other income:
       Service charges                                             249         246         811        821
       Net gain on the sale of securities available for sale         -          22           -         35
       Gain on the sale of loans held for sale                       1           -           7          7
       Earnings on bank owned life insurance                        63          72         190        212
       Other operating income                                       40          21          73         64
                                                                ------      ------      ------     ------

              Total other income                                   353         361       1,081      1,139
                                                                ------      ------      ------     ------

Operating expenses:
       Compensation, payroll taxes and
              fringe benefits                                      757         791       2,197      2,245
       Premises and occupancy costs                                208         188         625        598
       Federal insurance premiums                                    9          10          27         30
       Net loss on real estate owned                                 4           3           4          4
       Data processing expense                                     113         104         316        322
       Professional fees                                            46          88         202        195
       Amortization of core deposit intangible                      88         102         265        306
       Other operating expenses                                    308         291         918        970
                                                                ------      ------      ------     ------

              Total operating expenses                           1,533       1,577       4,554      4,670
                                                                ------      ------      ------     ------

Income before income taxes                                         764         626       2,134      1,708
                                                                ------      ------      ------     ------

Provision for income taxes:
       Federal                                                     205         160         558        368
       State                                                        37          33         105         84
                                                                ------      ------      ------     ------

              Total income taxes                                   242         193         663        452
                                                                ------      ------      ------     ------

              Net income                                        $  522      $  433      $1,471     $1,256
                                                                ======      ======      ======     ======

Earnings per share
              Basic                                             $ 0.27      $ 0.23      $ 0.76     $ 0.66
                                                                ======      ======      ======     ======
              Diluted                                           $ 0.26      $ 0.22      $ 0.74     $ 0.63
                                                                ======      ======      ======     ======

Dividends per share                                             $ 0.20      $ 0.20      $ 0.60     $ 0.60
                                                                ======      ======      ======     ======

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                 Consolidated Statement of Stockholders' Equity
                                   (Unaudited)

                    For the Nine Months Ended March 31, 2005
                                 (In thousands)

                                                                                   Accumulated
                                                                                       Other      Stock Held in
                                               Additional                         Comprehensive     Deferred         Total
                                      Common    Paid-in     Treasury   Retained        Income,     Compensation   Stockholders'
                                       Stock    Capital       Stock    Earnings     Net of Tax         Trust         Equity
                                      ------   ----------   --------   --------   -------------   -------------   -------------
Balance, June 30, 2004                $   24   $    6,243   $ (8,238)  $ 29,380   $         218   $        (502)  $      27,125

Comprehensive income:
       Net income                          -            -          -      1,471               -               -           1,471
       Other comprehensive loss
         net of tax ($112)                 -            -          -          -            (217)              -            (217)
                                      ------   ----------   --------   --------   -------------   -------------   -------------

Total comprehensive income                 -            -          -      1,471            (217)              -           1,254

Other stock option activity                -          (39)         -          -               -               -             (39)

Stock options exercised
     (11,417) shares                       1          114          -          -               -               -             115

Dividends on common stock
     at $0.60 per share                    -            -          -     (1,162)              -               -          (1,162)

                                      ------   ----------   --------   --------   -------------   -------------   -------------

Balance, March 31, 2005               $   25   $    6,318   $ (8,238)  $ 29,689   $           1   $        (502)  $      27,293
                                      ======   ==========   ========   ========   =============   =============   =============

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                For the Nine Months Ended March 31, 2005 and 2004
                                 (In thousands)

                                                                                               2005         2004
                                                                                              -------      -------
Net income:                                                                                   $ 1,471      $ 1,256
       Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation                                                                           204          203
           Provision for loan losses                                                                9            9
           Net gain on sale of investment securities available for sale                             -          (63)
           Net loss on sale of mortgage-backed securities available for sale                        -           28
           Gain on the sale of loans held for sale                                                 (7)          (7)
           Gain on the sale of REO                                                                (13)           -
           Net amortization of deferred loan costs                                                176           77
           Origination of loans held for sale                                                    (343)        (494)
           Proceeds from sale of loans held for sale                                              446          511
           Decrease in accrued interest receivable                                                 60          206
           Increase in accrued interest payable                                                   629          529
           Amortization of the core deposit intangible                                            265          306
           Increase in cash surrender value                                                      (156)        (189)
           Increase in taxes payable                                                              602           18
           Other - net                                                                           (262)        (303)
                                                                                              -------      -------

                      Net cash provided by operating activities                                 3,081        2,087
                                                                                              -------      -------

Investing activities:
       Purchase of investment securities held to maturity                                     (12,020)     (14,006)
       Purchase of investment securities available for sale                                    (2,963)      (9,295)
       Purchase of mortgage-backed securities available for sale                                    -       (9,266)
       Proceeds from sale of investment securities available for sale                               -        2,272
       Proceeds from sale of mortgage-backed securities available for sale                          -        1,457
       Principal repayments and maturities of investment securities available for sale          4,740        6,498
       Principal repayments and maturities of investment securities held to maturity           11,315       11,185
       Principal repayments and maturities of mortgage-backed securities available for sale     5,934        5,682
       Principal repayments and maturities of mortgage-backed securities held to maturity           -            4
       (Increase) decrease in loans receivable                                                (23,872)      27,941
       Loans purchased                                                                         (5,910)     (15,256)
       Decrease in FHLB stock                                                                      47          351
       Proceeds from the sale of REO                                                              298            -
       Additions to office properties and equipment                                              (188)        (139)
                                                                                              -------      -------

                      Net cash (used in) provided by investing activities                     (22,619)       7,428
                                                                                              -------      -------

Financing activities:
       Net decrease in demand and club accounts                                                (2,088)      (3,713)
       Net increase (decrease) in time deposit accounts                                         9,191      (14,190)
       Net decrease in FHLB advances                                                               (5)      (3,062)
       Decrease in advance deposits by borrowers for taxes and insurance                          (37)        (756)
       Stock options exercised                                                                     76          465
       Acquisition of treasury stock                                                                -         (686)
       Dividends paid                                                                          (1,162)      (1,129)
                                                                                              -------      -------

                      Net cash provided by (used in) financing activities                       5,975      (23,071)
                                                                                              -------      -------

Net decrease in cash and cash equivalents                                                     (13,563)     (13,556)
Cash and cash equivalents at beginning of period                                               27,675       53,425
                                                                                              -------      -------

Cash and cash equivalents at end of period                                                    $14,112      $39,869
                                                                                              -------      -------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                                              -------      -------

       Cash paid during the period for:
           Interest on savings deposits                                                       $ 3,071      $ 3,205
           Interest on FHLB advances                                                              956        1,027
           Income taxes                                                                           175          580
       Transfer of loans to other real estate owned                                               401           15

         Cash paid during the period for interest includes interest credited on deposits of $2,468 and $2,570 for the nine months ended March 31, 2005 and 2004, respectively.

See accompanying notes to unaudited consolidated financial statements

                    LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 2005 AND JUNE 30, 2004

(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2004. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.'s (the "Company") 2004 Annual Report to Stockholders. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.

EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended      Nine months ended
                                                               March 31,              March 31,
                                                        ----------------------  ----------------------
                                                            2005       2004        2005        2004
                                                        ----------  ----------  ----------  ----------
Basic earnings per share:
   Net income                                           $      522  $      433  $    1,471  $    1,256
   Weighted average shares outstanding                   1,940,021   1,904,878   1,935,312   1,890,728
   Earnings per share                                   $     0.27  $     0.23  $     0.76  $     0.66

Diluted earnings per share:
   Net income                                           $      522  $      433  $    1,471  $    1,256
   Weighted average shares outstanding                   1,940,021   1,904,878   1,935,312   1,890,728
   Dilutive effect of employee
      stock options                                         58,881      88,035      59,652      96,472
                                                        ----------  ----------  ----------  ----------

   Diluted weighted shares outstanding                   1,998,902   1,992,913   1,994,964   1,987,200
   Earnings per share                                   $     0.26  $     0.22  $     0.74  $     0.63

Options to purchase 143,662 and 169,284 shares of common stock were outstanding at March 31, 2005 and 2004, respectively. The dilutive effect of these options was included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares resulting in none of the options having an antidilutive effect.

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

COMPREHENSIVE INCOME

The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the nine months ended March 31, 2005 and 2004, the Company's total comprehensive income was $1,254 and $1,185, respectively. Total comprehensive income is comprised of net income of $1,471 and $1,256, respectively, and other comprehensive loss of $(217) and $(71), net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.

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

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES

    Investment and mortgage-backed securities available for sale are comprised of the following:

                                                       Amortized    Gross Unrealized     Fair
                                                          Cost      Gains     Losses     Value
                                                       ---------    -----    -------    -------
At March 31, 2005:
       Municipal obligations                           $   7,613    $ 437    $    24    $ 8,026
       FHLMC preferred stock                                 750        -          -        750
       FNMA common stock                                     583       24         62        545
       FHLMC  common stock                                   684      201          -        885
       Agency Notes                                        9,949        -         94      9,855
       Corporate notes                                     1,077       13         14      1,076
       Shay Financial Services ARM Fund                   23,736        -        385     23,351
       CRA Qualified Investment Fund                       1,000        -         31        969
       Other                                                 220        -          7        213
                                                       ---------    -----    -------    -------
                                                          45,612      675        617     45,670

       Mortgage-backed securities available for sale      15,059       85        142     15,002
                                                       ---------    -----    -------    -------

                    Total                              $  60,671    $ 760    $   759    $60,672
                                                       ---------    -----    -------    -------

    At March 31, 2005, the contractual maturities of the debt securities available for sale are:

                                                                                Amortized     Fair
                                                                                  Cost        Value
                                                                                ---------    -------
Due in one year or less                                                         $   1,002    $   998
Due after one year through five years                                               5,044      4,984
Due after five years through ten years                                              3,943      4,105
Due after ten years                                                                23,709     23,872
                                                                                ---------    -------

                    Total                                                       $  33,698    $33,959
                                                                                =========    =======

          Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The FNMA stock, FHLMC stock, Community Reinvestment Act (CRA) Qualified Investment Fund and Shay Financial Services ARM Fund have no stated maturity.

    Note: Proceeds from the sale of investment and mortgage-backed securities available for sale during the nine months ended March 31, 2005 and March 31, 2004 were $0 and $3,729, respectively. Net realized gains on those sales were $0 and $35, respectively.

    Investment securities held to maturity are comprised of the following:

                                      Amortized   Gross Unrealized    Fair
                                        Cost      Gains     Losses    Value
                                      ---------   -----     ------   -------
At March 31, 2005
       Corporate and Agency bonds     $  10,919   $   -     $  137   $10,782
       Commercial Paper                   1,996       -          -     1,996
                                      ---------   -----     ------   -------

                    Total             $  12,915   $   -     $  137   $12,778
                                      ---------   -----     ------   -------

    At March 31, 2005, the contractual maturities of the debt securities held to maturity are:

                                               Amortized    Fair
                                                 Cost       Value
                                               ---------   -------
Due in one year or less                        $   4,896   $ 4,877
Due after one year through five years              7,021     6,906
Due after five years through ten years                 -         -
Due after ten years                                  998       995
                                               ---------   -------

             Total                             $  12,915   $12,778
                                               =========   =======

(4) LOANS RECEIVABLE

      Loans receivable are comprised of the following:

                                                       March 31,      June 30,
                                                         2005           2004
                                                       ---------      --------
     First mortgage loans:
           1 to 4 family dwellings                     $ 158,040      $125,304
           Multi-family dwellings                          1,495         1,616
           Commercial                                      4,428         6,322
           Construction and development loans              4,588         5,247
                                                       ---------      --------
                                                         168,551       138,489

     Commercial and other loans                              731         1,475
     Consumer loans:
           Loans secured by savings accounts                 165           285
           Installment loans                              36,993        38,010
                                                       ---------      --------
                                                          37,889        39,770
                                                       ---------      --------

     Loans receivable, net of unearned discounts         206,440       178,259
     Less: Allowance for loan losses                      (1,998)       (2,032)
               Loans in process                           (2,728)       (3,459)
               Net deferred loan origination costs           773           523
                                                       ---------      --------

     Loans receivable, net                             $ 202,487      $173,291
                                                       ---------      --------

Changes in the allowance for loan losses for the nine months ended March 31, 2005 and 2004 are as follows:

                                                March 31,      March 31,
                                                   2005          2004
                                                ---------      ---------
Balance at beginning of the fiscal year         $   2,032      $   2,006
Provision for losses                                    9              9
Charge-offs                                           (55)           (30)
Recoveries                                             12             32
                                                ---------      ---------

Allowance for loan losses                       $   1,998      $   2,017
                                                ---------      ---------

At March 31, 2005, there are no loans that are considered to be impaired under SFAS 114.

                                                                  March 31,
                                                                2005       2004
                                                             ---------    ------
Non-accrual loans                                            $     833    $1,741
Non-accrual loans as a percent of total loans, net                0.41%     1.03%

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

                                                                    Three Months Ended    Nine Months Ended
                                                                        March  31,             March 31,
                                                                    2005          2004      2005      2004
                                                                    -----        -----    -------    ------
Net Income
   As reported                                                      $ 522        $ 433    $ 1,471    $1,256
   Deduct total stock-based compensation expense
    determined under fair-value based method for
    all awards, net of tax                                              -            -          -        (4)
                                                                    -----        -----    -------    ------
   Pro forma                                                        $ 522        $ 433    $ 1,471    $1,252

Basic earnings per share
   As reported                                                      $0.27        $0.23    $  0.76    $ 0.66
   Pro forma                                                        $0.27        $0.23    $  0.76    $ 0.66

Diluted earnings per share
   As reported                                                      $0.26        $0.22    $  0.74    $ 0.63
   Pro forma                                                        $0.26        $0.22    $  0.74    $ 0.63

There was no stock-based employee compensation expense included in reported net income during the three and nine months ended March 31, 2005 and 2004.

(7) GOODWILL AND OTHER INTANGIBLE ASSETS

There have been no changes in the carrying value of goodwill during the nine months ended March 31, 2005.

The following table provides information for intangible assets subject to amortization for the periods indicated:

                                           For the nine months ended
                                                    March 31,
                                              2005           2004
                                           ---------       ---------
Amortized intangible assets:
     Core deposit intangible - gross       $   1,511       $   1,905
     Less:  accumulated amortization            (265)           (306)
                                           ---------       ---------
     Core deposit intangible - net         $   1,246       $   1,599
                                           =========       =========

The following information shows the actual amortization expense for the current year and the estimated amortization expense for each of the five succeeding fiscal years:

For the nine months ended 3/31/05     $ 265

For the fiscal year ended 6/30/05       340

For the fiscal year ended 6/30/06       290

For the fiscal year ended 6/30/07       243

For the fiscal year ended 6/30/08       199

For the fiscal year ended 6/30/09       158

(8) POST-RETIREMENT BENEFITS

For the nine months ended March 31, 2005, the Company had service costs and interest costs of $85 and $3, respectively related to the Supplemental Executive Retirement Plan and the Trustee Deferred Compensation/Retirement Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BALANCE SHEET DATA

                                                                                     At March 31,
                                                                           2005                        2004
                                                                         --------                    --------
                                                                         (In thousands except per share data)
                                                                         ------------------------------------
                                                                                      (Unaudited)
Total assets                                                             $307,742                    $301,251
Interest-earning deposits with other institutions                          11,821                      37,910
Investment securities available for sale                                   45,670                      47,158
Investment securities held to maturity                                     12,915                      12,011
Mortgage-backed securities available for sale                              15,002                      15,452
Loans receivable, held for sale                                             1,033                       1,429
Loans receivable, net                                                     202,487                     168,416
Savings deposits                                                          253,282                     247,677
FHLB advances                                                              21,604                      21,610
Retained earnings                                                          29,689                      29,335
Stockholders' equity                                                       27,293                      27,519
Stockholders' equity per share                                           $  14.07                    $  14.29

STATISTICAL PROFILE

                                                              Three months ended    Nine months ended
                                                                   March 31,             March 31,
                                                              ------------------    -----------------
                                                               2005        2004      2005       2004
                                                              ------      ------    ------     ------
Average yield earned on all interest-earning assets             4.81%       4.65%     4.70%      4.56%
Average rate paid on all interest-bearing liabilities           2.46        2.32      2.41       2.40
Average interest rate spread                                    2.35        2.33      2.29       2.16
Net yield on average interest-earning assets                    2.65        2.59      2.57       2.41
Average interest-earning assets as a percentage of
  average interest-bearing liabilities                        113.69      111.77    113.30     111.35
Return on average assets (1)                                    0.68        0.57      0.64       0.54
Return on average equity  (1)                                   7.58        6.32      7.14       6.13
Average equity to average assets                                8.92        9.07      8.97       8.87

--------------

(1) Amounts are annualized.

      COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

GENERAL. Laurel Capital Group, Inc.'s (the "Company") only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the "Bank"). The Company's net income for the three months ended March 31, 2005 was $522,000 compared to $433,000 for the same period in the prior year. The increase of $89,000 or 20.55% was primarily the result of a $102,000 increase in net interest income and a $44,000 decrease in total operating expenses partially offset by a $49,000 increase in income taxes and an $8,000 decrease in total other income. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. The Company's operating results depend substantially on the Bank's net interest income, which is determined by the average interest rate spread between the Bank's interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $102,000 or 5.53% during the three months ended March 31, 2005 as compared to the same period of the prior year. The increase was primarily due to an $8.4 million or 2.96% increase in the average balance of net earning assets compared to the prior year. Additionally, the average interest rate spread increased slightly from 2.33% for the quarter ended March 31, 2004 to 2.35% for the quarter ended March 31, 2005.

Interest income on loans receivable and loans held for sale increased by $224,000 or 8.80% during the three months ended March 31, 2005 as compared to the same period in the prior year. This increase was primarily due to an increase of $34.4 million or 20.38% in the average outstanding balance of loans receivable compared to the same period in the prior year. However, the increase in the interest income resulting from the increase in the average outstanding balance was partially offset by a decrease in the average yield on loans receivable from 6.03% for the quarter ended March 31, 2004 to 5.45% for the quarter ended March 31, 2005. The increase in the average outstanding balance of loans receivable consisted of a $37.0 million or 29.03% increase in the average outstanding balance of mortgage loans offset by a $2.5 million or 6.10% decrease in the average outstanding balance of consumer loans. Reflected in the increase in the average outstanding balance of mortgage loan are loan purchased on the secondary market totaling $11.5 million. The loans were purchased to reduce excess liquidity and were underwritten utilizing generally accepted underwriting guidelines similar to those of Fannie Mae and Freddie Mac. The decrease in the average yield was primarily the result of the re-pricing and repayment of higher yielding loans and the increased origination of adjustable rate mortgages that traditionally carry lower introductory rates of interest.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale increased by $27,000 or 21.09% during the quarter ended March 31, 2005 as compared to the March 31, 2004 quarter. This increase was primarily due to an increase in the average outstanding balance of mortgage-backed securities of $2.4 million or 17.56% during the quarter ended March 31, 2005 compared to the March 31, 2004 quarter. Additionally, the average yield on mortgage-backed securities increased from 3.72% for the quarter ended March 31, 2004 to 3.87% for the quarter ended March 31, 2005. The increase in the average outstanding balance of mortgage-backed securities resulted from the net effect of purchases made during the last quarter of the prior fiscal year and principal repayments made during the period. The increase in the average yield was primarily due to recovering market interest rates which resulted in the upward re-pricing of adjustable rate securities. At March 31, 2005, the Bank's portfolio of mortgage-backed securities available for sale had net unrealized losses of $(56,000). This portfolio consists of fixed and adjustable rate securities with an average yield of 4.16% at March 31, 2005. There are no mortgage-backed securities in the held to maturity portfolio at March 31, 2005. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on investments held to maturity and investments available for sale decreased during the three months ended March 31, 2005 by $5,000 or 0.95% from the comparable period in 2004. The decline was due to decreases in both the average yield and the average outstanding balance of investment securities. The average outstanding balance decreased $309,000 to $59.5 million while the average yield decreased from 3.52% for the quarter ended March 31, 2004 to 3.50% for the quarter ended March 31, 2005. The decrease in the average outstanding balance was primarily due to securities being called during the period in excess of purchases. At March 31, 2005, the Bank's portfolio of investment securities available for sale and investment securities held to maturity had net unrealized gains(losses) of $58,000 and $(137,000), respectively. See Note 3 of "Notes to Unaudited Consolidated Financial Statements."

Interest income on interest-earning deposits decreased during the three months ended March 31, 2005 by $37,000 or 31.09% from the comparable period in 2004. This decrease was primarily due to a decrease of $28.1 million or 65.79% in the average outstanding balance of interest-earning deposits for the quarter ended March 31, 2005 as compared to the March 31, 2004 quarter. The average yield on interest-earning deposits increased from 1.12% for the quarter ended March 31, 2004 to 2.15% for the quarter ended March 31, 2005 partially offsetting the reduction in income related to the decline in the average outstanding balance. The decrease in the average balance was primarily due to the utilization of interest-earning deposits to fund loan purchases and originations since March 31, 2004. The increase in the average yield is reflective of increases in market interest rates.

Interest expense on interest-bearing deposits increased by $111,000 or 9.63% for the quarter ended March 31, 2005, compared to the same period in 2004. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 1.99% for the three months ended March 31, 2004 to 2.15% for the three months ended March 31, 2005. Additionally, the average outstanding balance of such deposits increased $3.1 million or 1.34% during the three months ended March 31, 2005 as compared to the same period of the prior year. The increase in the average interest rate paid is reflective of increases in market interest rates.

Interest expense on borrowings for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 remained relatively the same. This consistency was the result of an insignificant change in the average outstanding balance of FHLB advances coupled with a constant average rate paid on borrowings of 5.81%.

PROVISION FOR LOAN LOSSES. The Bank provided $3,000 to its allowance for loan losses for each of the quarters ended March 31, 2005 and March 31, 2004. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio.

At each of March 31, 2005 and March 31, 2004, the allowance for loan losses amounted to $2.0 million or 0.99% and 1.20% of the total loan portfolio, respectively.

 A review of the loan portfolio is conducted at least quarterly by management to determine if the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the nine months ended March 31, 2005. However, the allowance for loan losses as a percentage of the loan portfolio has fluctuated due to the increase in total loans receivable from $173.3 million at March 31, 2004 to $202.5 million at March 31, 2005. This increase consisted primarily of one-to-four family loans that traditionally carry lower risk of loss. Non-performing loans decreased from $1.7 million at March 31, 2004 to $833,000 at March 31, 2005 primarily due to the payoff of two loans totaling $763,000 during the period. Based on the above factors, management believes that the Company's allowance for loan losses at March 31, 2005 is appropriate. However, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment. No such additions were required to be made during the Company's most recent examination.

OTHER INCOME. Total other income decreased by $8,000 or 2.22% to $353,000 for the quarter ended March 31, 2005 as compared to the same period in 2004. This was the result of decreases in the net gain on the sale of investments and mortgage-backed securities available for sale and income from bank owned life insurance of $22,000 and $9,000, respectively. These decreases were to a large extent offset by a $19,000 increase in other operating income and a $3,000 increase in service charges.

OPERATING EXPENSES. Total operating expenses decreased by $44,000 or 2.79% during the quarter ended March 31, 2005 as compared to the same quarter in 2004. This decrease was primarily due to a $42,000 decrease in professional fees, a $34,000 decrease in compensation and benefits expense and a $14,000 decrease in the amortization of the core deposit intangible associated with the acquisition of SFSB Holding Company. These decreases were partially offset by an increase of $20,000 in premises and occupancy expense and an increase of $17,000 in other operating expenses. Additionally, there was an increase of $9,000 with regard to data processing expenses. The decrease in professional fees was the result of lower legal and audit fees during the period as well as a decrease in professional fees due to the timing of certain annual expenses. The decrease in compensation and benefits expense relates primarily to the expiration of compensation agreements related to the acquisition of SFSB Holding Company and a change in vesting periods for certain retirement benefits. The increase in premises and occupancy expense was primarily the result of increased insurance expenses during the period.

INCOME TAX EXPENSE. Income tax expense increased by $49,000 for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004 primarily as a result of higher pre-tax income. The effective tax rate increased slightly from 30.83% for the 2004 quarter to 31.68% for the 2005 quarter.

           COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004

GENERAL. The Company's net income for the nine months ended March 31, 2005 was $1.5 million compared to $1.3 million for the same period in the prior year. The increase of $215,000 or 17.12% was primarily the result of a $368,000 increase in net interest income and a $116,000 decrease in other operating expenses partially offset by a $211,000 increase in income taxes and a $58,000 decrease in other income. These and other significant fluctuations are discussed below.

NET INTEREST INCOME. Net interest income increased by $368,000 or 7.02% during the nine months ended March 31, 2005 as compared to the same period of the prior year. The increase was primarily due to a shift within the portfolio of interest-earning assets from lower yielding interest-earning deposits to higher yielding mortgage loans. The overall increase in the average balance of net earning assets was $585,000 or 0.20%. Additionally, the average interest rate spread increased from 2.16% for the nine months ended March 31, 2004 to 2.29% for the nine months ended March 31, 2005.

Interest income on loans receivable and loans held for sale increased by $284,000 or 3.70% during the nine months ended March 31, 2005 as compared to the same period in the prior year. This increase was primarily due to an increase in the average outstanding balance of loans receivable of $27.7 million or 16.66%. The increase in the average outstanding balance of loans receivable consisted of a $31.1 million or 25.15% increase in the average outstanding balance of mortgage loans combined with a $3.4 million or 7.94% decrease in the average outstanding balance of consumer loans. The impact of the increase in the average outstanding balance was to a large extent offset by a decrease in the yield on loans receivable from 6.15% for the nine months ended March 31, 2004 to 5.46% for the nine months ended March 31, 2005. The decrease in the average yield was primarily the result of the re-pricing and repayment of higher yielding loans and the increased origination of adjustable rate mortgages that traditionally carry lower introductory rates of interest. The increase in the average balance of loans receivable was the result of significant decreases in the amount of loan repayments along with loan purchases and originations during the period.

Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale increased by $157,000 or 43.85% during the nine months ended March 31, 2005 as compared to the same period in the prior year. This increase was primarily due to an increase in the average outstanding balance of mortgage-backed securities of $6.5 million or 55.87% during the period as a result of purchases made in the fourth quarter of the prior fiscal year. The average yield on mortgage-backed securities decreased from 4.09% to 3.78% for the nine months ended March 31, 2004 and 2005, respectively. The decrease in the average yield on mortgage-backed securities was primarily due to the downward re-pricing of adjustable rate mortgage-backed securities.

Interest income on investments held to maturity and investments available for sale increased during the nine months ended March 31, 2005 by $59,000 or 4.01% from the comparable period in 2004. This increase was due to both an increase in the average yield on investment securities and an increase in the average outstanding balance of such securities. The average yield increased from 3.36% for the nine months ended March 31, 2004 to 3.43% for the nine months ended

March 31, 2005. The average outstanding balance increased $1.2 million or 1.98% during the period.

Interest income on interest-earning deposits decreased during the nine months ended March 31, 2005 by $178,000 or 39.29% from the comparable period in 2004. This decrease was primarily due to a decrease of $34.8 million or 63.66% in the average outstanding balance of interest-earning deposits for the nine months ended March 31, 2005 as compared to the same period in the prior year. This decrease was partially offset by an increase in the average yield on interest-earning deposits from 1.11% for the nine months ended March 31, 2004 to 1.84% for the nine months ended March 31, 2005. The decrease in the average balance was primarily the result of the funding of new loans and purchases of mortgage-backed and investment securities.

Interest expense on interest-bearing deposits decreased by $33,000 or 0.88% for the nine months ended March 31, 2005 compared to the same period in 2004. The decrease was primarily due to a decrease of $2.5 million or 1.05% in the average outstanding balance of savings deposits. The average interest rate paid on savings deposits remained constant at 2.09% for both the nine months ended March 31, 2004 and the nine months ended March 31, 2005.

Interest expense on borrowings for the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 decreased $13,000 or 1.34%. This decrease was primarily due to a $1.5 million or 6.41% decrease in the average outstanding balance of FHLB advances. Partially offsetting the decrease related to the change in the average balance was an increase in the average rate from 5.52% at March 31, 2004 to 5.81% at March 31, 2005.

PROVISION FOR LOAN LOSSES. The Bank provided $9,000 to its allowance for loan losses for each of the nine months ended March 31, 2005 and 2004. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank's loan portfolio. See additional discussion in "Provision for Loan Losses" Section on pages 14 and 15.

OTHER INCOME. Total other income decreased by $58,000 or 5.09% for the nine months ended March 31, 2005 as compared to the same period in 2004. This was primarily the result of a $35,000 decrease in the net gain on the sale of investments and mortgage-backed securities available for sale and a $22,000 decrease in the income from bank owned life insurance. Additionally, there was a $10,000 decrease in service charge income. These decreases were slightly offset by a $9,000 increase in other operating income. The decrease in income from bank owned life insurance was primarily the result of decreases in the yields earned through the various carriers during the period.

OPERATING EXPENSES. Total operating expenses decreased by $116,000 or 2.48% during the nine months ended March 31, 2005 as compared to the same period in 2004. This decrease was primarily due to a $52,000 decrease in other operating expenses, a $48,000 decrease in compensation and benefits and a $41,000 decrease in the amortization of the core deposit intangible associated with the acquisition of SFSB Holding Company. These decreases were partially offset by a $27,000 increase in premises and occupancy expense. The decrease in other operating expenses was the result of increased efficiencies attained throughout the period with regard to various items. The decrease in compensation and benefits expense is primarily the result of reductions in officer and director compensation related to the expiration of compensation agreements related to the acquisition of SFSB Holding Company and the retirement of a director during the period. Premises and occupancy expense increased due to increased repair and maintenance expense and furniture, fixture and equipment expense.

INCOME TAX EXPENSE. Income tax expense increased by $211,000 or 46.68% for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 primarily as a result of higher pre-tax income. Additionally, the effective tax rate increased from 26.46% for the nine months ended March 31, 2004 to 31.07% for the same period in 2005.

FINANCIAL CONDITION AND CAPITAL RESOURCES

Total assets increased by $8.4 million or 2.79% from June 30, 2004 to March 31, 2005. This increase was comprised of an increase in loans receivable, net of $29.2 million offset, to a large extent, by a $13.6 million decrease in interest-earning deposits with other institutions, a $6.0 million decrease in mortgage-backed securities available for sale and a $2.0 million decrease in investment securities available for sale. The largest component of change in liabilities was a $7.1 million increase in savings deposits. The increase in savings deposits was primarily utilized to fund the increase in loans receivable, net mentioned above.

Under regulations adopted by the Federal Deposit Insurance Corporation ("FDIC"), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank's adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2005, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 7.64% and 16.08%, respectively.

The following table sets forth certain information concerning the Bank's regulatory capital at March 31, 2005.

                                             Tier I        Tier I           Tier II
                                              Core        Risk-Based       Risk-Based
                                             Capital       Capital          Capital
                                            --------     -----------      ------------
                                                  (Dollar amounts in thousands)
Tier I capital (1)                          $23,349      $   23,349       $   23,349
Plus general valuation allowances (2)             -               -            1,968
Plus allowable unrealized gains                   -               -                -
                                            -------      ----------       ----------
   Total regulatory capital                  23,349          23,349           25,317
Minimum required capital                     12,344           6,297           12,594
                                            -------      ----------       ----------
   Excess regulatory capital                $11,005      $   17,052       $   12,722
                                            =======      ==========       ==========

Minimum required capital to be well
   capitalized under Prompt Corrective
   Action Provisions                        $15,430      $    9,444       $   15,740
                                            =======      ==========       ==========

Regulatory capital as a percentage (3)         7.57%          14.83%           16.08%
Minimum required capital percentage            4.00            4.00             8.00
                                            -------      ----------       ----------
   Excess regulatory capital percentage        3.57%          10.83%            8.08%
                                            =======      ==========       ==========
Minimum required capital percentage
to be well capitalized under Prompt
Corrective Action Provisions                   5.00%           6.00%           10.00%
                                            =======      ==========       ==========

-------------------------------

(1) Represents tier I capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended March 31, 2005.

(2)   Limited to 1.25% of risk adjusted assets.

(3) Tier I capital is calculated as a percentage of adjusted total assets of $305,610. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $157,401.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.

CRITICAL ACCOUNTING POLICIES

Various elements of the Company's accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The estimates made with respect to the methodologies used to determine the allowance for loan losses is the Company's most critical accounting estimate. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions.

The following is a description of the Company's critical accounting estimate, allowance for loan losses, and an explanation of the methods and assumptions underlying its application.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses reflects the estimated losses resulting from the inability of the Company's borrowers to make required loan payments. The allowance for loan losses is established through a provision for loan losses that is charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance.

At least quarterly, management reviews the Company's loan portfolio to determine if the allowance for loan losses is appropriate to absorb the estimated losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the nine months ended March 31, 2005. Thus, the level of the allowance for loan losses as a percentage of the loan portfolio is substantially unchanged from June 30, 2004. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. Historically, the Company's estimates of the allowance for loan losses have not required significant adjustments from management's initial estimates. Additionally, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank's allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment. No such additions were required to be made during the Company's most recent examination.

For additional information on the Company's allowance for loan losses see Note 4 "Loans Receivable" on page 9 and the discussion on "Provision for Loan Losses" on pages 14 and 15 herein.

ACCOUNTING DEVELOPMENTS

In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("FAS No. 123R"). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The amended compliance dates make FAS No. 123R effective for interim or annual periods beginning after December 31, 2005. The Company does not anticipate any material impact on the Company's results of operations as a result of adoption of this statement since all of the Company's current outstanding options are vested.

In December 2004, FASB issued FAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In October 2003, the American Institute of Certified Public Accountants issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer". SOP 03-3 applies to a loan that is acquired where it is probable, at acquisition, that a transferee will be unable to collect all contractually required payments receivable. SOP 03-3 requires the recognition, as accretable yield, of the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan. The amount by which the loan's contractually required payments exceed the amount of its expected cash flows at acquisition may not be recognized as an adjustment to yield, a loss accrual, or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. The adoption of SOP 03-3 is not expected to have a material impact on the Company's consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first nine months of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Date: May 16, 2005