Form 10-K
period 2005-06-30
LAUREL CAPITAL GROUP INC
filed 2005-09-26
CIK 892158

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2005
OR
☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No.: 0-23010
Laurel Capital Group, Inc.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1717451

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2724 Harts Run Road Allison Park, Pennsylvania	15101

(Address)	(Zip Code)
Registrant’s telephone number, including area code: (412) 487-7400
Securities registered pursuant to Section 12(b) of the Act:
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of December 31, 2004, the aggregate value of the shares of Common Stock of the Registrant issued and outstanding on such date, which excludes shares held by all directors and officers of the Registrant as a group, was approximately $37.1 million. This figure is based on the final close price of $21.54 per share of the Registrant’s Common Stock on December 31, 2004.
Number of shares of Common Stock outstanding as of September 12, 2005: 1,984,342
DOCUMENTS INCORPORATED BY REFERENCE
     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated.
(1) Portions of the Annual Report to Stockholders for the year ended June 30, 2005 are incorporated into Part II, Items 5 through 8 of this Form 10-K.
(2) Portions of the definitive proxy statement for the 2005 Annual Meeting of Stockholders are incorporated into Part III, Items 10 through 14 of this Form 10-K.

PART I
Item 1. Business
General
     Laurel Capital Group, Inc. (the “Company”) is a bank holding company whose primary asset is the common stock of its wholly owned subsidiary Laurel Savings Bank (“Laurel Savings” or the “Bank”). The business and management of the Company primarily consists of the business and management of the Bank. The Bank’s business is conducted through its corporate headquarters located in Allison Park, Pennsylvania as well as six branch offices located in Allegheny County and one branch office located in Butler County, Pennsylvania. Additionally, the Bank has one active subsidiary, Laurel Financial Group, Inc. (“LFG”), headquartered in Wilmington, Delaware. At June 30, 2005 LFG had assets of approximately $12.3 million consisting primarily of single-family residential loans and U.S. Government Agency Notes. At June 30, 2005, the Company had total assets of $309.8 million and stockholders’ equity of $27.8 million or 9.0% of total assets. In addition, at such date, the Bank’s core capital of $24.2 million and Tier I and Tier II risk-based capital of $24.2 million and $26.1 million, respectively, exceeded the regulatory required amounts by $11.9 million, $17.9 million and $13.5 million, respectively. The Bank’s corporate headquarters is located at 2724 Harts Run Road, Allison Park, Pennsylvania, its telephone number is (412) 487-7400 and its internet address is www.laurelsb.com.
     Laurel Savings is primarily engaged in attracting deposits from the general public and using these funds to originate permanent first mortgage loans on single-family residential properties, and, to a lesser extent, multi-family residential loans, construction and development loans, commercial real estate loans and consumer loans. Laurel Savings’ revenue is primarily derived from interest income on its loan portfolio. The Bank’s principal expenses are interest expense on deposits and other operating expenses. The principal sources of funds for Laurel Savings’ lending activities are its deposits and amortization and prepayments of outstanding loans and investment securities.
     Deposits with Laurel Savings are insured to the maximum extent provided by law through the Savings Association Insurance Fund (“SAIF”) administered by the Federal Deposit Insurance Corporation (“FDIC”). Laurel Savings is subject to examination and comprehensive regulation by the Pennsylvania Department of Banking (“Department”) and the FDIC. The Bank is also a member of the Federal Home Loan Bank of Pittsburgh (“FHLB of Pittsburgh” or “FHLB”), which is one of the 12 regional banks comprising the Federal Home Loan Bank System (“FHLB System”). The Bank is also subject to regulations of the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) governing reserves required to be maintained against deposits and certain other matters.
Market Area
     The Bank’s principal market area consists of Allegheny and Butler counties in Pennsylvania, which includes the City of Pittsburgh, the region’s major metropolitan center and the hub of the Pittsburgh Metropolitan Statistical Area (“MSA”). The Bank’s business is conducted through its corporate office located in Allison Park, a suburb of Pittsburgh, and seven branch offices. Substantially all of the Bank’s deposits are received from residents of its principal market area and most of its loans are secured by properties in Allegheny and Butler counties. Although the Bank has no branches in downtown Pittsburgh, the Bank participates in the STAR™, Cirrus™, Pulse™ and Accel/Exchange™ automatic teller machine (“ATM”) networks which provide customers with access to their deposits at thousands of locations throughout metropolitan Pittsburgh and Pennsylvania, as well as other states. The Bank is also a member of the Freedom ATM Alliance (the “Alliance”), a consortium of 29 financial institutions, the majority of which are located in southwestern Pennsylvania. The Alliance provides surcharge-free transactions to customers of Alliance members at over 600 ATMs throughout the region.
     The population of the Bank’s principal market area is approximately 1.5 million. The area’s economy continues to undergo a transition from heavy industry to one of service, health care, advanced technology, light manufacturing and education industries. The unemployment rate in the Pittsburgh MSA is 5.4% compared to 5.0% for the Commonwealth of Pennsylvania and 5.0% for the United States. Housing costs are below the national average resulting in over 74.9% of the area’s residents owning their own home. While the area will likely experience job losses to corporate mergers and downsizing in the future, the Company believes the diversity of the area’s industry will continue to provide a stable economy.
Forward Looking Statements
     This Form 10-K contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words “anticipate,” “believe,” “estimate,” “except,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Company’s management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary from those described herein as anticipated, believed, estimated, expected or intended. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements contained herein, and you should not place undue reliance on such statements, which reflect our position as of the date of this report.
Lending Activities
     General. Laurel Savings has traditionally concentrated its lending activities on conventional first mortgage loans secured by residential property. Conventional loans are neither insured by the Federal Housing Administration (“FHA”) nor partially guaranteed by the Department of Veterans’ Affairs (“VA”). At June 30, 2005, Laurel Savings’ gross loan portfolio amounted to $214.1 million, representing approximately 69.1% of the Bank’s total assets at that date. Permanent loans secured by single-family (one-to-four units) residential properties amounted to $165.8 million or 77.4% of the total loan portfolio at June 30, 2005. At June 30, 2005, multi-family (over four units) residential loans amounted to $1.5 million or 0.7% of the total loan portfolio while construction and development loans totaled $5.1 million or 2.4% of the total loan portfolio and commercial real estate loans totaled $4.4 million or 2.1% of the total loan portfolio. Consumer loans, the second largest component of the Bank’s total loan portfolio, amounted to $36.6 million or 17.1% of such portfolio at June 30, 2005 and consisted primarily of home equity loans, home equity lines of credit and automobile loans. Commercial and other loans, which make up the remainder of the portfolio, amounted to $665,000 or 0.3% of the loans outstanding at June 30, 2005.
     The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	As of June 30,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:

Single-family	$165,845	77.4%	$125,304	70.3%	$118,962	62.6%	$131,359	71.1%	$130,039	70.3%

Multi-family	1,461	0.7%	1,616	0.9%	2,640	1.4%	3,202	1.7%	2,892	1.6%

Construction and development (1)	5,095	2.4%	5,247	2.9%	14,728	7.7%	9,687	5.3%	10,763	5.8%

Commercial	4,437	2.1%	6,322	3.6%	5,337	2.8%	4,496	2.4%	5,051	2.7%

Total real estate loans	176,838	82.6%	138,489	77.7%	141,667	74.5%	148,744	80.5%	148,745	80.4%

Commercial and other loans (2)	665	0.3%	1,475	0.8%	3,012	1.6%	1,560	.8%	1,707	.9%

Consumer loans (3)	36,638	17.1%	38,295	21.5%	45,463	23.9%	34,461	18.7%	34,441	18.7%

Total loans	$214,141	100.0%	$178,259	100.0%	$190,142	100.0%	$184,765	100.0%	$184,893	100.0%

Less:

Loans in process	(3,290)		(3,459)		(7,314)		(4,719)		(6,160)

Allowance for loan losses	(1,989)		(2,032)		(2,006)		(1,803)		(1,759)

Unamortized costs and fees	887		523		380		79		(66)

Net loans receivable	$209,749		$173,291		$181,202		$178,322		$176,908

Loans held for sale (4)	$947		$1,130		$1,439		$1,371		$1,701

(1)	The $5.1 million construction and development loan portfolio outstanding at June 30, 2005 consisted of adjustable-rate construction loans totaling $4.0 million and fixed-rate construction loans totaling $1.1 million.

(2)	Commercial and other loans consists primarily of U.S. Department of Agriculture loans which are guaranteed.

(3)	Consumer loans consist primarily of home equity loans, home equity lines of credit and automobile loans. For additional information regarding these loans, see Note 4 to the Notes to Consolidated Financial Statements in the Company’s 2005 Annual Report to Stockholders (“Annual Report”) set forth as Exhibit 13 hereto.

(4)	Loans held for sale consist of guaranteed student loans.
     Maturities and Repricing of Loans. The following table sets forth the contractual principal repayments of the total loan portfolio of the Bank as of June 30, 2005 by categories of loans. Loans with adjustable interest rates are shown in the year that interest rates are next scheduled to adjust rather than the year that they are contractually due. Fixed rate loans are included in the year that they are contractually due. The amounts shown for each period do not take into account either loan prepayments or scheduled amortization of the Bank’s loan portfolio.

	Total Loans	Loans Scheduled to Mature or Reprice in the Year Ended June 30,
	Outstanding at June						2027 and
	30, 2005	2006	2007 - 2008	2009 - 2010	2011 - 2016	2017 - 2026	Thereafter
	(In Thousands)
Fixed-rate mortgage loans	$77,146	$46	$956	$2,065	$6,966	$27,740	$39,373
Adjustable-rate mortgage loans	94,597	4,859	23,419	64,711	1,608	—	—
Construction	5,095	395	482	2,722	—	776	720
Consumer and other loans	37,303	2,290	5,306	6,142	11,611	11,536	418

Total	$214,141	$7,590	$30,163	$75,640	$20,185	$40,052	$40,511

     Contractual repayments of adjustable-rate mortgage loans due after June 30, 2006 amount to $94.6 million. Contractual maturities of loans do not reflect the actual term of the Bank’s loan portfolio. The average life of mortgage loans is substantially less than their contractual terms because of loan prepayments and because of enforcement of due-on-sale clauses which give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. Scheduled principal amortization also reduces the average maturity of the loan portfolio. The average life of mortgage loans tends to increase, however, when current mortgage rates substantially exceed rates on existing mortgages and conversely, decrease when rates on existing mortgages substantially exceed current mortgage loan rates.
     Origination, Purchase and Sale of Loans. Loan originations are derived from a number of sources such as mortgage correspondents, mortgage bankers, existing customers, borrowers, builders and walk-in customers. All of the Bank’s mortgage lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by its Board of Trustees. Decisions on loan applications are made on the basis of detailed applications and property valuations by independent appraisers approved by the Board of Trustees. The loan applications are designed to determine the borrower’s ability to repay, and the more significant items on the applications are verified through the use of credit reports, financial statements and confirmations.
     It is the Bank’s policy to obtain title insurance policies insuring that the Bank has a valid lien on mortgaged real estate. Borrowers must obtain fire and casualty insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban

Development, flood insurance policies. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums as they are due.
     Under policies adopted by the Bank’s Board of Trustees, the Bank limits the loan-to-value ratio to 97% on residential mortgage loans and requires that private mortgage insurance be obtained that reduces the Bank’s loan-to-value ratio to 80%. The loan-to-value ratio on second mortgages may not exceed 100% of the property value including the amount of the first mortgage on the property. Construction and development and commercial real estate loans generally are made for no more than 97% and 80%, respectively, of the appraised value of the property. With respect to construction and development loans, such value reflects the projected value of the property upon completion.
     Historically, the Bank has not been an active purchaser or seller of loans. However, during fiscal 2005 and fiscal 2004, the Bank purchased mortgage loans in the secondary market amounting to $5.9 million and $20.8 million, respectively. These loans primarily consisted of adjustable-rate mortgages on one-to-four family residential properties. The sales activity conducted by the Bank during fiscal 2005, 2004 and 2003 consisted solely of the sale of student loans.
     The following table shows total loan origination, purchase and repayment activities of the Bank during the periods indicated.

	Year Ended June 30,
	2005	2004	2003
	(In Thousands)
Real estate originations:
Residential:
Single-family	$59,729	$26,094	$28,881
Multi-family	—	168	124
Commercial	570	900	1,256
Construction and development (1)	4,053	3,876	14,396

Total real estate loan originations	64,352	31,038	44,657
Consumer and other loan originations (2)	14,527	17.796	24,960

Total loan originations	78,879	48,834	69,617
Loans purchased	5,910	20,832	—
Loans acquired by acquisition (3)	—	—	24,555

Total loan originations, loans purchased and loans Acquired	84,789	69,666	94,172

Students loans sold	563	849	612
Principal loan repayments	47,408	76,961	90,383
Other, net (4)	360	76	229

Total principal loan repayments and other	48,331	77,886	91,224

Net increase (decrease) in loans receivable, net and loans held for sale	$36,458	$(8,220)	$2,948

(1)	Construction and development loans are classified as either residential or commercial real estate loans at the time of origination depending on the nature of the properties securing the loans. Construction loan originations totaled $4.1 million during fiscal 2005, of which $3.4 million were adjustable-rate loans and $708,000 were fixed-rate loans.

(2)	Includes student loans held for sale

(3)	Reflects loans acquired in conjunction with the acquisition of SFSB Holding Company on March 28, 2003.

(4)	Includes transfers to real estate owned and all activity in the allowance for possible loan losses.
Lending Programs and Policies
     Residential Lending. Historically, the Banks’ lending activity has consisted largely of the origination of long-term, fixed-rate residential mortgage loans secured by one-to-four family residential properties. At June 30, 2005, $71.9 million or 33.6% of the Bank’s total loan portfolio consisted of long-term loans with fixed-rates of interest which were secured by first mortgages on one-to-four family residential properties. During fiscal 2005, 2004 and 2003, the Bank originated $8.7 million, $9.0 million and $26.3 million, respectively, of fixed-rate single-family mortgage loans and $51.0 million, $17.1 million and $2.6 million, respectively, of adjustable-rate single-family mortgage loans. Over the last few years the Bank’s residential mortgage loan portfolio has shifted from fixed-rate loans to adjustable-rate loans as a result of demand for such loans in the Bank’s market area. During fiscal 2005 the Bank continued to experience a decline in principal loan repayments related to refinancing activity concerning one-to-four family loans.
     The Bank’s fixed-rate loans generally have maturities ranging from 15 to 30 years and are fully amortizing with monthly payments sufficient to repay the total amount of the loan with interest by the end of the loan term. Such loans are originated under terms, conditions and documentation which permit them to be sold to U.S. Government sponsored agencies. The Bank’s fixed-rate loans customarily include “due on sale” clauses, which give the Bank the right to declare a loan immediately due and payable in the event the borrower sells or otherwise disposes of the real property subject to the mortgage or the loan is not repaid.
     Laurel Savings also originates adjustable-rate mortgages (“ARMs”) with up to a 30-year amortization schedule. On all ARMs currently offered by the Bank, payments are adjusted with each interest rate adjustment so that the term of the ARM is not affected. The Bank currently offers 1 year, 3 year and 5 year adjustable-rate loans. After the initial adjustment period (1,3 or 5 years), interest rate adjustments occur annually based on the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of one year. All three loan types limit interest rate increases to 6% over the life of the loan and limit decreases to 2% below the initial rate. Additionally, all three loan types have a 2% adjustment cap. All of these loans may be converted to fixed-rate loans upon payment of a specified fee. Although Laurel Savings intends to continue to emphasize the origination of ARMs in order to reduce the impact on its operations of rapid increases in market rates of interest, such loans generally do not adjust as rapidly as changes in the Bank’s cost of funds. At June 30, 2005, $93.9 million or 43.8%

of the Bank’s total loan portfolio consisted of ARMs on one-to-four family residential real estate.
     Commercial and Multi-Family Real Estate Lending. The Bank originated $570,000 of commercial real estate loans and no multi-family residential real estate loans in fiscal 2005. At June 30, 2005, the Bank’s multi-family residential real estate loans and commercial real estate loans amounted to $1.5 million and $4.4 million, respectively, or 0.7% and 2.1% of the total loan portfolio, respectively. Such loans generally have interest rates which exceed the interest rates on single-family residential real estate loans and usually have shorter terms. Such loans are offered with interest rates that generally adjust annually at 1% to 2% over the Bank Prime Lending Rate as published in the Wall Street Journal or are fixed for the term of the loan. Of the $5.9 million of commercial real estate and multi-family residential loans at June 30, 2005, $5.4 million have fixed rates of interest and $547,000 have adjustable rates of interest. These loans have up to 30-year amortization schedules. The Bank’s multi-family real estate loans are secured primarily by apartment buildings and its commercial real estate loans are secured primarily by other income-producing properties located in the Pittsburgh MSA, including small office buildings and warehouses.
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
     The Bank evaluates all aspects of commercial and multi-family real estate loan transactions in order to mitigate the risk to the Bank to the greatest extent possible. The Bank seeks to ensure that the property securing the loan will generate sufficient cash flow to adequately cover operating expenses and debt service payments. To this end, permanent commercial and multi-family real estate loans are generally made at a loan-to-value ratio of 80% or less and with a minimum debt service coverage generally of one to one and one-half times net rental income. In underwriting commercial and multi-family real estate loans, consideration is given to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower. A narrative appraisal report prepared by an outside appraiser, qualified by an independent member of the American Institute of Appraisers (“MAI”) or a similar organization, is commissioned by the Bank to substantiate property values for commercial and multi-family real estate loan transactions, which appraisal, in final form, the Bank obtains prior to closing the loan. The Bank also obtains in virtually all cases full personal loan guarantees from the borrower, or in the case of a corporate borrower, the loan guarantees from the persons controlling the borrower.
     Construction and Development Lending. The Bank’s construction and development loans accounted for 6.3% of the real estate loans originated in fiscal 2005, 12.5% in fiscal 2004 and 32.2% in fiscal 2003. Such loans are generally used to fund the construction of residential properties for owner-occupancy although the Bank has originated commercial construction and land acquisition and development loans to a limited degree. Construction and development loans are classified as either residential or commercial real estate loans at the time of origination, depending on the nature of the property securing the loan. At June 30, 2005, construction and development loans amounted to $5.1 million or 2.4% of the Bank’s total loan portfolio. The decrease in the origination of construction and development loans during fiscal 2005 and fiscal 2004 was primarily the result of a change in loan pricing due to perceived risks associated with such loans.
     While the majority of the Bank’s construction and development loans are made to homeowners, the Bank also originates speculative construction loans on a limited basis. Speculative construction loans on unsold properties carry more risk than pre-sold or individual construction loans originated by the Bank because the payoff for the loan is generally dependent on the builder’s ability to sell the property prior to the time that the construction loan is due. The Bank attempts to mitigate these risks by, among other things, working with builders with whom it has established relationships and by generally limiting the number of unsold homes under construction. At June 30, 2005, speculative construction loans amounted to $1.8 million.
     The Bank has been active in residential construction lending for many years and intends to continue its involvement in such lending in the future. Although the Bank has not experienced any significant difficulties, construction lending is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on construction loans is dependent largely upon the accuracy of the initial appraisal of the property’s projected value at completion of construction as well as the estimated costs of construction, including interest. During the construction phase, a number of factors could result in delays and cost overruns. If either estimate proves to be inaccurate and the borrower is unable to provide additional funds, the lender may be required to advance funds beyond the amount originally committed to permit completion of the project and/or be confronted at the maturity of the construction loan with a project whose value is insufficient to assure full repayment. In addition, if the borrower is unable to obtain permanent financing prior to the expiration of the term of the construction loan and has not sold his or her existing residence due to market conditions, the Bank could experience a risk of loss in the event of the borrower’s existing residence is not sold for an extended period of time. In such instance, the Bank generally requires the borrower to sell the construction property, rent the property or execute a deed-in-lieu of foreclosure.
     Consumer Lending. The Bank originated $14.5 million, $17.8 million and $25.0 million of consumer loans in fiscal 2005, 2004 and 2003 out of total loan originations, purchases and acquisitions of $84.8 million, $69.7 million and $94.2 million, respectively. Although consumer loans may involve a greater risk of loss than residential real estate loans due to the nature of the collateral involved (or the absence of collateral), the Bank carefully reviews the creditworthiness of the borrower and, where applicable, the value of the collateral for such loans. However, since the amount outstanding on each individual loan is smaller, the risk of financial loss per loan is lower when compared to mortgage and commercial lending.
     Installment loans accounted for $36.5 million or 99.6% of all consumer loans at June 30, 2005. Installment loans generally have shorter terms with fixed rates of interest. Home equity loans, which make up the majority of the Bank’s total installment loans, typically have fixed interest rates and terms up to 15 years, although a majority of such loans have terms of five years or less. The Bank does not require that it hold the first mortgage on the secured property. The Bank also offers a home equity line of credit with an adjustable rate of interest.
     Loans on savings accounts are also offered with the interest rates generally set at the higher of the underlying collateral rate plus 3% or the current Federal Reserve Board discount rate plus 5%. The interest rate is adjusted if the rate on the account or the Federal Reserve Board discount rate changes. Such loans are generally made for up to 90% of the amount in the savings account and accounted for $155,000 or 0.4% of the consumer loan portfolio at June 30, 2005.
     Regulatory Requirements. The aggregate amount of loans that the Bank may make to any one borrower is limited to 15% of unimpaired capital and unimpaired surplus plus an additional 10% of unimpaired capital and unimpaired surplus when the loan is fully secured by readily marketable securities. At June 30, 2005, the Bank’s loans to one borrower limit was approximately $4.2 million. The largest aggregate amount of loans by the Bank to any one borrower, including related entities, was $1.1 million of fixed rate loans on single and multi-family residences. This loan was current in accordance with its terms as of June 30, 2005.
     The Bank is also subject to regulations which limit the amount of a real estate loan to a specified percentage of the value of the property securing the loan (referred to as the “loan-to-value ratio”). Such regulations provide that at the time of origination, a real estate loan may not exceed 100% of the appraised value of the secured property. Maximum loan-to-value ratios for each type of real estate loan made by an institution are to be established by the institution’s board of trustees. If the amount of a home loan originated or refinanced is in excess of 80% of the appraised value, the institution is required to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the secured property.
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

Non-performing Loans and Other Real Estate Owned
     When a borrower fails to make a required payment on a loan, Laurel Savings attempts to cure the deficiency by contacting the borrower and seeking payment. A late charge is generally assessed after 20 days. Contacts are generally made after a payment is more than 30 days past due. In most cases, the deficiencies are cured promptly. If the delinquency exceeds 90 days and is not cured through the Bank’s normal collection procedures, the Bank will generally institute measures to remedy the default including, in the case of mortgage loans, commencing a foreclosure action, accepting from the mortgagor a voluntary deed of the secured property in lieu of foreclosure or obtaining from the borrower the collateral which secures a non-mortgage obligation.
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
     If a foreclosure action is instituted and the loan is not reinstated, paid in full or refinanced, the property is sold at a public auction at which the Bank may participate as a bidder at the sale. If the Bank is the successful bidder, the acquired property is then included in the Bank’s “real estate owned” account until it is sold. The Bank is permitted to finance the sales of these properties by “loans to facilitate,” which involve a lower down payment or a longer term than would be generally allowed by the Bank’s underwriting standards. At June 30, 2005, the Bank had no loans to facilitate.
     The remedies available to the Bank in the event of a default or delinquency with respect to certain residential mortgage loans, and the procedures by which such remedies may be exercised, are subject to Pennsylvania law and regulations. Under Pennsylvania law, a lender is prohibited from accelerating the maturity of a residential mortgage loan, commencing any legal action (including foreclosure proceedings) to collect on such loan, or taking possession of any loan collateral until the lender has first provided the delinquent borrower with at least 30 days prior written notice specifying the nature of the delinquency and the borrower’s right to correct such delinquency. In addition, the lender’s ability to exercise any remedies it may have with respect to loans for one- or two-family principal residences located in the Commonwealth of Pennsylvania is further restricted (including the lender’s right to foreclose on such property) until the lender has provided the delinquent borrower with written notice detailing the borrower’s rights to seek consumer credit counseling and state financial assistance and until the borrower has exhausted or failed to pursue such rights. These provisions of Pennsylvania law may delay for several months the Bank’s ability to foreclose upon residential loans secured by real estate located in the Commonwealth of Pennsylvania. In addition, the uniform Fannie Mae/ Freddie Mac lending documents used by the Bank, as well as most other residential lenders in Pennsylvania, require notice and a right to cure similar to that provided under Pennsylvania law.
     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of cost or fair value at the date of acquisition and any write-down resulting therefrom is charged to the allowance for loan losses. All costs incurred in maintaining the Bank’s interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized.
     The following table sets forth information regarding the Bank’s non-accrual loans and real estate owned at the dates indicated. The Bank did not have any troubled debt restructurings at June 30, 2005.

	June 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Non-accruing loans:
Single-family residential real estate	$854	$1,561	$572	$232	$467
Commercial real estate	—	418	282	—	31
Consumer and other loans	115	177	102	55	25

Total non-accruing loans	$969	$2,156	$956	$287	$523

Total non-performing loans as a percentage of net loans receivable	0.46%	1.24%	0.53%	0.11%	0.30%

Total real estate owned, net of related reserves	$37	$—	$—	$131	$290

Total non-performing assets as a percentage of total assets	0.33%	0.72%	0.30%	0.12%	0.20%

     Under current federal regulations, an institution’s problem assets are subject to classification according to one of three categories: “substandard,” “doubtful” and “loss.” For assets classified as substandard and doubtful, the institution is required to establish prudent general loan loss reserves in accordance with U.S. generally accepted accounting principles. Assets classified as loss must be completely written off. A category designated “special mention” also must be established and maintained for assets not currently requiring classification under federal regulations but having potential weaknesses or risk characteristics that could result in future problems. An institution is required to develop an in-house program to classify its assets, including investments in subsidiaries, on a regular basis and to set aside appropriate loss reserves on the basis of such classification. At June 30, 2005, the Bank’s classified assets totaled $1.1 million all of which was classified as substandard. Classified assets consist of the Bank’s non-performing residential real estate loans, consumer loans, certain loans which were delinquent between 15 and 90 days and other current loans which have in the past displayed characteristics which reflect potential weaknesses.
     Allowance for Estimated Loan Losses. Provisions for loan losses on first mortgage and other loans are charged to earnings in amounts that result in an allowance sufficient, in management’s judgment, to cover all known and inherent losses in the Bank’s loan portfolio that are both probable and reasonable to estimate. In determining the appropriate level of provisions for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historical loss experience, identified credit problems, delinquency levels and adequacy of collateral. The Bank’s allowance for loan losses totaled $2.0 million at June 30, 2005 or 0.9% of total net loans outstanding at such date. The Bank’s management believes that its present allowance for losses is sufficient to cover all known and inherent losses in the Bank’s loan portfolio that are both probable and reasonable to estimate. However, while management uses the best information available to make such determinations, future adjustments to the loan loss allowance may be necessary based on changes in economic and other conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to such allowance based on their judgements about information available to them at the time of their examination.
     The Bank’s asset classification committee, consisting of the Vice President — Risk Management, the Chief Executive Officer and the Senior Vice President-Chief Financial Officer, meets on at least a quarterly basis. The committee reviews all non-performing assets to determine the adequacy of reserves. Adjustments are made as needed and the committee’s findings are summarized in a detailed report submitted to the Board of Trustees.
     The following table sets forth an analysis of the Bank’s allowance for loan losses during the periods indicated:

	Year Ended June 30,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Balance at beginning of period	$2,032	$2,006	$1,803	$1,759	$1,798

Charge offs:
Residential real estate	(61)	(4)	(2)	—	(56)
Consumer	(6)	(26)	(28)	(20)	(19)

Total charge offs	(67)	(30)	(30)	(20)	(75)

Recoveries:
Residential real estate	8	22	—	20	—
Consumer	7	22	12	26	18

Total recoveries	15	44	12	46	18

Net (chargeoffs) recoveries	(52)	14	(18)	26	(57)
Provision for losses on loans	9	12	12	18	18
Allowance on loans acquired from Stanton Federal Savings Bank	—	—	209	—	—

Balance at end of period	$1,989	$2,032	$2,006	$1,803	$1,759

Allowance for loan losses as a percent of total net loans outstanding	0.95%	1.17%	1.11%	1.00%	0.99%

Allowance for loan losses as a percent of non-performing loans	205.05%	94.25%	209.83%	919.90%	336.33%

Ratio of net (chargeoffs) recoveries to average loans outstanding	-0.03%	0.01%	-0.02%	0.01%	-0.03%

     The following table sets forth information concerning the allocation of the Bank’s allowance for loan losses by loan category at the dates indicated.

	June 30,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in Each		in Each		in Each		in Each		in Each
		Category		Category		Category		Category		Category
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
					(Dollars in Thousands)
Residential real estate(1)	$1,127	79.8%	$917	73.2%	$867	70.3%	$973	76.4%	$901	76.1%
Multi-family real estate	18	0.7%	16	0.9%	26	1.4%	32	1.7%	29	1.6%
Commercial real estate	67	2.1%	188	3.6%	148	2.8%	67	2.4%	83	2.7%
Consumer and other	777	17.4%	911	22.3%	965	25.5%	731	19.5%	746	19.6%

Total	$1,989	100.0%	$2,032	100.0%	$2,006	100.0%	$1,803	100.0%	$1,759	100.0%

(1)	Includes construction and development loans.
Investment Activities
     Mortgage-Backed Securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and the Government National Mortgage Association (“GNMA”).
     Freddie Mac is a public corporation chartered by the U.S. government and it guarantees the timely payment of interest and the ultimate return of principal within one year. Freddie Mac mortgage-backed securities are not backed by the full faith and credit of the United States, but because Freddie Mac is a U.S. government sponsored enterprise, these securities are considered high quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government assisted housing programs. The GNMA guarantees the timely payment of principal and interest, and GNMA securities are backed by the full faith and credit of the U.S. Government. Fannie Mae guarantees the timely payment of principal and interest, and Fannie Mae securities are indirect obligations of the U.S. Government.
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

     The following table sets forth the composition and amortized cost of the Bank’s mortgage-backed securities at the dates indicated.

	June 30,
	2005	2004	2003
	(In Thousands)
Mortgage-backed securities held to maturity:
Fannie Mae REMIC	$—	$—	$27

Mortgage-backed securities available for sale:
GNMA	$823	$1,390	$3,283
Fannie Mae	7,462	10,288	4,521
Fannie Mae REMIC	1,939	4,373	432
Freddie Mac	2,074	2,673	1,710
Freddie Mac REMIC	721	2,308	3,139
Other — REMIC	—	—	232

Total	$13,019	$21,032	$13,317

     Information regarding the contractual maturities and weighted average yield of the Bank’s mortgage-backed securities portfolio at June 30, 2005 is presented below.

	Amounts at June 30, 2005 Which Mature in
		After One	After Five
	One Year	Five to	to 10	Over 10
	or Less	Years	Years	Years	Total
	(Dollars in Thousands)
Mortgage-backed securities available for sale:
GNMA	$2	$33	$60	$728	$823
Fannie Mae	—	—	—	7,462	7,462
Fannie Mae REMIC	—	—	—	1,939	1,939
Freddie Mac	—	—	82	1,992	2,074
Freddie Mac REMIC	—	—	421	300	721

Total	$2	$33	$563	$12,421	$13,019

Weighted average yield	9.06%	5.05%	4.48%	4.17%	4.18%

     Mortgage-backed securities generally increase the quality of the Bank’s assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. At June 30, 2005, none of the Bank’s mortgage-backed securities were pledged to secure obligations of the Bank.
     The actual maturity of a mortgage-backed security may be less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with U.S. generally accepted accounting principles, premiums and discounts are amortized over the estimated lives of the loans, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and the general level of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security and the amortization of any premium or discount related to the security. Under such circumstances, the Bank may be subject to reinvestment risk because to the extent that the Bank’s mortgage-backed securities amortize or prepay faster than anticipated, the Bank may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.
     For additional information relating to the Bank’s mortgage-backed securities, see Notes 1 and 3 of the Notes to the Consolidated Financial Statements.
     Investment Securities. Under federal regulations, the Bank is permitted to make certain securities investments. Investment decisions are made by authorized officers of Laurel Savings within policies established by Laurel Savings’ Board of Trustees.
     The Bank is authorized to invest in obligations issued or fully guaranteed by the United States, certain federal agency obligations, certain time deposits, negotiable certificates of deposit issued by commercial banks and other insured financial institutions, investment grade corporate debt securities and other specified investments.

     The following table sets forth the composition and amortized cost of the Bank’s investment securities at each of the dates indicated.

	June 30,
	2005	2004	2003
	(In Thousands)
Investment securities held to maturity:
U.S. Government Agency Notes	$10,918	$—	$—
Corporate notes and commercial paper	—	12,210	9,207

Total	$10,918	$12,210	$9,207

Investment securities available for sale:
Municipal obligations	$7,628	$10,308	$15,373
Shay Financial Services ARM Fund	23,931	23,274	22,785
Freddie Mac preferred stock	750	750	750
Fannie Mae stock	583	583	965
Freddie Mac stock	684	684	999
Corporate and U.S. government agency notes	10,459	10,517	3,135
CRA Qualified Investment Fund	1,000	1,000	1,000
Other	220	220	460

Total	$45,255	$47,336	$45,467

     The following table sets forth the composition and maturities of the Bank’s investment securities portfolio at June 30, 2005.

	Amounts at June 30, 2005 Which Mature In
	One Year or	1 to 5	5 to 10	Over 10
	Less	Years	Years	Years	Total
	(Dollars in Thousands)
Investment securities held to maturity:
U.S. Government Agency Notes	$2,900	$7,020	$—	$998	$10,918

Weighted average yield	2.56%	3.51%	0.00%	3.64%	3.27%

Investment securities available for sale:
Municipal obligations	$—	$—	$1,876	$5,752	$7,628
Shay Financial Services ARM Fund (1)	23,931	—	—	—	23,931
Freddie Mac preferred stock (1)	750	—	—	—	750
Fannie Mae stock (1)	583	—	—	—	583
Freddie Mac stock (1)	684	—	—	—	684
Corporate and U.S. government agency notes	1,000	5,000	1,459	3,000	10,459
CRA Qualified Investment Fund (1)	1,000	—	—	—	1,000
Other	220	—	—	—	220

Total	$28,168	$5,000	$3,335	$8,752	$45,255

Weighted average yield	3.33%	3.66%	5.61%	4.84%	3.83%

(1)	Such investment securities have no stated contractual maturity.
Sources of Funds
     General. Savings accounts and other types of deposits have traditionally been the principal source of the Bank’s funds for use in lending and for other general business purposes. In addition to deposits, the Bank derives funds from loan repayments and maturities and repayments of investment and mortgage-backed securities. Borrowings may be used on a short-term basis to compensate for seasonal or other reductions in deposits or inflows at less than projected levels, as well as on a longer term basis to support expanded lending activities or asset/liability management.
     Deposits. The types of deposits currently offered by the Bank include passbook and statement savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts (“MMDAs”), and certificates of deposit ranging in terms from 91 days to ten years. Included among these savings programs are individual retirement accounts (“IRA”) and Keogh accounts. Historically, fixed-rate, fixed-term certificates have represented the primary source of deposits.
     The following table sets forth the distribution of the Bank’s deposits by type of deposit at the dates indicated.

	As of June 30,
	2005		2004		2003
		% of		% of		% of
	Amount	Deposits	Amount	Deposits	Amount	Deposits
		(Dollars in Thousands)
Passbook and club accounts	$44,749	17.6%	$46,790	19.0%	$47,532	17.9%
NOW deposits	39,263	15.4%	38,662	15.7%	42,390	16.0%
MMDA’s	18,406	7.2%	19,527	7.9%	19,106	7.2%
Fixed-rate certificates	111,841	43.9%	101,743	41.4%	117,432	44.2%
IRA and Keogh accounts (1)	40,632	15.9%	39,457	16.0%	39,120	14.7%

Total	$254,891	100.0%	$246,179	100.0%	$265,580	100.0%

(1)	IRA and Keogh accounts consist of fixed-rate certificates.
     The large variety of savings accounts offered by the Bank has increased the Bank’s ability to retain deposits and allowed it to be more competitive in obtaining new funds, but has not eliminated the threat of disintermediation (the flow of funds away from savings institutions into direct investment vehicles such as government and corporate securities). In addition, the Bank has become increasingly sensitive to short-term fluctuations in deposit flows, due to customers becoming more rate conscious. As customers have become more rate conscious and willing to move funds into higher yielding accounts, the ability of the Bank to attract and maintain deposits and the Bank’s cost of funds have been, and will continue to be, significantly affected by market conditions.

     The following table sets forth information relating to the Bank’s deposit flows during the periods indicated.

	Year Ended June 30,
	2005	2004	2003
	(In Thousands)
Increase (decrease) before interest credited	$4,666	($23,344)	($6,319)
Interest credited	4,046	3,943	5,268
Deposits acquired	—	—	41,212

Total increase (decrease)	$8,712	($19,401)	$40,161

     The principal methods used by Laurel Savings to attract deposits include the offering of a wide variety of services and accounts, competitive interest rates, and convenient office locations and service hours. The Bank uses traditional marketing methods to attract new customers and deposits, including mass media advertising and direct mailings. The development of new deposit accounts and services over the years has enhanced the Bank’s deposit gathering function. The Bank has also adopted a tiered pricing program for its certificate accounts, providing higher rates of interest on its long-term certificates in order to encourage depositors to invest in certificates with longer maturities, thus reducing the interest-rate sensitivity of the Bank’s deposit portfolio.
     The Bank’s deposits are obtained primarily from persons who are residents of Pennsylvania, particularly Allegheny and Butler counties. The Bank does not advertise for deposits outside of Pennsylvania and management believes that an insignificant amount of the Bank’s deposits were held by nonresidents of Pennsylvania at June 30, 2005. The Bank has not used brokers to obtain funds to date and management of the Bank does not intend to utilize brokers to obtain such deposits in the future.
     The following table presents, by various interest rate categories, the amounts of certificates of deposit at June 30, 2005 and 2004, as well as the amounts which mature during the periods indicated.

	As of June 30,				Amount at June 30, 2005 maturing in the year ending June 30,
	2004		2005		2006	2007	2008	Thereafter
					(In Thousands)
Certificate Accounts:

0.00% to 1.99%	$43,651		$13,378		$13,277	$73	$28	$—
2.00% to 3.99%	55,598		94,201		47,393	36,285	6,576	3,947
4.00% to 5.99%	35,004		39,461		3,804	3,727	5,277	26,653
6.00% to 7.99%	6,947		5,433		1,470	520	351	3,092

Total	$141,200	(1)	$152,473	(1)	$65,944	$40,605	$12,232	$33,692

(1)	Includes IRA and Keogh accounts.

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
     As of June 30, 2005, certificates of deposit in amounts of $100,000 or more in the Bank amounted to $22.7 million. The following table sets forth as of June 30, 2005 the distribution of certificates of deposit of $100,000 or more by time remaining to maturity.

Amount
(In Thousands)
Three months or less	$2,269
Over three through six months	3,241
Over six though 12 months	2,476
Over 12 months	14,710

Total	$22,696

     The following table presents information concerning deposit accounts at June 30, 2005, including the weighted average rate and the scheduled maturity of certificates of deposit.

			Weighted
	Amounts	% of Total	Average
	(In Thousands)	Deposits	Rate
Passbook and club accounts	$44,749	17.6%	0.20%
Now deposits	39,263	15.4	0.06
MMDA’s	18,406	7.2	0.55

Total	102,418	40.2	0.21

Certificates maturing by quarter:
September 30, 2005	16,797	6.6	2.27
December 31, 2005	18,309	7.2	2.68
March 31, 2006	18,040	7.1	3.00
June 30, 2006	12,799	5.0	2.95
September 30, 2006	12,726	5.0	3.26
December 31, 2006	16,198	6.4	3.37
March 31, 2007	6,712	2.6	3.44
June 30, 2007	4,969	1.9	3.86
September 30, 2007	6,935	2.7	4.05
December 31, 2007	1,408	0.6	3.45
March 31, 2008	2,331	0.9	4.29
June 30, 2008	1,557	0.6	4.15
Thereafter	33,692	13.2	4.78

Total certificate accounts	152,473	59.8	3.46

Total deposits	$254,891	100.0%	2.15%

     Borrowings. Laurel Savings may obtain advances from the FHLB of Pittsburgh upon the security of the capital stock of the FHLB which it owns, deposits with the FHLB of Pittsburgh and certain of its home mortgages, provided certain standards related to creditworthiness are met. Such advances are made pursuant to several different credit programs, each of which has its’ own interest rate and range of maturities. FHLB advances are generally available to meet seasonal and other withdrawals of savings accounts and to expand lending, as well as to aid the efforts of members to establish better asset/liability management by extending the maturities of liabilities. At June 30, 2005, 2004 and 2003, the Bank had $21.6 million, $21.6 million and $24.7 million, respectively, of FHLB advances outstanding.

     The following table presents certain information regarding FHLB advances for the periods indicated:

	Year Ended June 30,
	2005(1)	2004	2003
	(Dollars in Thousands)
FHLB advances:

Average balance outstanding	$21,605	$22,716	$22,372

Maximum amount outstanding at any month-end during the period	$21,609	$24,659	$24,700

Weighted average interest rate during the period	5.82%	5.57%	5.70%

Amount outstanding at the end of the period	$21,602	$21,609	$24,672

Weighted average rate at the end of the period	5.82%	5.82%	5.26%

(1)	All advances reflected have maturities greater than one year, the earliest of which is February 20, 2008.
     Many financial institutions obtain funds from sales of securities to institutional investors under agreements to repurchase (“institutional repurchase agreements”), which are considered borrowings. The Bank has not utilized and has no present intention to utilize institutional repurchase agreements as a source of funds.
Subsidiaries
     The Bank has two wholly owned subsidiaries, Laurel Financial Group, Inc., and Laurel Financial Services Corporation (“LFSC”). LFG is a Delaware business corporation formed in June 2002 to invest in single-family residential loans and investment securities that the Bank is permitted to hold directly under the Pennsylvania Banking Code of 1965, as amended (the “Banking Code”). At June 30, 2005, LFG had assets of approximately $12.3 million which consisted primarily of single-family residential loans and U.S. Government Agency Notes. LFSC is currently inactive. At June 30, 2005, LFSC had no assets or liabilities.
Employees
     The Bank had 58 full-time employees and 13 part-time employees as of June 30, 2005. None of the employees are represented by a collective bargaining agreement, and the Bank believes it enjoys good relations with its personnel.

Competition
     The Bank’s primary market area consists of Allegheny and Butler counties in Pennsylvania, in the north suburban Pittsburgh area. Substantially all of the Bank’s savings deposits are received from residents of its primary market area, and most of its loans are secured by properties in this area.
     Laurel Savings faces substantial competition both in attracting deposits and in making mortgage and other loans in its primary market area. Competition for the origination of real estate loans principally comes from other savings institutions, commercial banks and mortgage-banking companies located in the Pittsburgh MSA. The Bank’s most direct competition for deposits has historically also come from other savings institutions, commercial banks and credit unions located in the Pittsburgh MSA. In times of high interest rates, Laurel Savings also encounters significant competition for investors’ funds from short-term money market securities and other corporate and government securities.
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
Sarbanes-Oxley Act of 2002
     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which is empowered to enforce auditing, quality control and independence standards, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, attorneys are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.
     Longer prison terms were legislated for corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (FAIR) provision also requires the SEC to develop methods of improving collection rates.

The legislation accelerates the time frame for disclosures by public companies for any material changes in their financial condition or operations and certain other events. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.
     The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm” (RPAF). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert,” as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Sarbanes-Oxley Act also will require inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. However, this provision will not be applicable to the Company until its fiscal year ending after July 15, 2007, assuming that the Company does not become an accelerated filer in the interim period. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

REGULATION
     Set forth below is a brief description of certain laws and regulations which together with the descriptions of laws and regulations contained elsewhere herein, are deemed material to an investor’s understanding of the extent to which the Company and the Bank are regulated. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.
The Company
     General. The Company is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”). The Company is subject to regulation and supervision by the Federal Reserve Board and the Department. The Company is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Department.
     BHCA Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. Pennsylvania banking law permits the interstate acquisition of banking institutions by bank holding companies on a regional and reciprocal basis. See “- The Bank — Interstate Acquisitions.” No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.
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
     Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The Federal Reserve Board capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders’ equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not (90 days or more) past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.
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
     At June 30, 2005, the Company had Tier 1 capital of $24.5 million or 8.03%, Tier 1 Risk-Based capital of $24.5 million or 15.56% and Total Risk-Based capital of $26.5 million or 16.81% all of which were in compliance with the above-described Federal Reserve Board regulatory capital requirements.
The Bank
     General. The Bank is incorporated under the Banking Code and is subject to extensive regulation and examination by the Department and by the FDIC, which insures its deposits to the maximum extent permitted by law, and is subject to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. There are periodic examinations by the Department and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.
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
     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.
     In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the second quarter of 2005 was .00335% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.
     Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the Federal Reserve Board regarding bank holding companies, as described above.
     The FDIC’s capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC’s regulation, highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization and are rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders’ equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.
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
     The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of Tier 2 capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At June 30, 2005, the Bank exceeded each of its capital requirements.
     The following table sets forth certain information concerning the Bank’s regulatory capital at June 30, 2005.

		Tier I	Tier II
	Tier I	Risk-	Risk-
	Core	Based	Based
	Capital	Capital	Capital
	(Dollars in Thousands)

Equity capital (1)	$24,159	$24,159	$24,159
Plus general valuation allowances (2)			1,970
Plus allowable unrealized gains			0

Total regulatory capital	24,159	24,159	26,129
Minimum required capital	12,215	6,302	12,605

Excess regulatory capital	$11,944	$17,857	$13,524

Regulatory capital as a percentage (3)	7.91%	15.34%	16.59%
Minimum required capital percentage	4.00	4.00	8.00

Excess regulatory capital percentage	3.91%	11.34%	8.59%

(1)	Represents equity capital of the Bank as reported to the Federal Financial Institutions Examination Council and the Department for the quarter ended June 30, 2005.

(2)	Limited to 1.25% of risk-adjusted assets.

(3)	Tier 1 capital is calculated as a percentage of adjusted total average assets of $305.4 million. Tier 1 and Total risk-based capital are calculated as a percentage of adjusted risk-weighed assets of $157.5 million.
     The Bank is also subject to more stringent Department capital guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.
     Activities and Investments of Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.
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
     The Department generally examines each savings bank not less frequently than once every two years. Although the Department may accept the examinations and reports of the FDIC in lieu of the Department’s examination, the present practice is for the Department to conduct individual examinations. The Department may order any savings bank to discontinue any violation of law or unsafe or unsound business practice and may direct any trustee, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Department has ordered the activity to be terminated, to show cause at a hearing before the Department why such person should not be removed.
     Interstate Acquisitions. The Commonwealth of Pennsylvania has enacted legislation regarding the acquisition of commercial banks, bank holding companies, savings banks and savings and loan associations located in Pennsylvania by institutions located outside of Pennsylvania. The statute dealing with savings institutions authorizes (i) a savings bank, savings and loan association or holding company thereof located in Delaware, the District of Columbia, Indiana, Kentucky, Maryland, New Jersey, Ohio, Virginia and West Virginia (collectively, “regional institutions”) to acquire the voting stock of, merge or consolidate with, or purchase assets and assume liabilities of, a Pennsylvania-chartered savings bank, (collectively, “Pennsylvania institutions”) and (ii) the establishment of branches in Pennsylvania by regional institutions, in each case subject to certain conditions including reciprocal legislation in the state in which the regional institution seeking entry into Pennsylvania is located permitting comparable entry by Pennsylvania institutions and approval by the Pennsylvania Department of Banking. The statute also provides for nationwide branching by Pennsylvania-chartered savings banks and savings and loan associations, subject to Pennsylvania Department of Banking approval and certain other conditions. Of the states within the region, Delaware, Maryland, New Jersey, Ohio and West Virginia currently have laws that permit Pennsylvania institutions to branch into such states and/or acquire savings institutions located in such states.
TAXATION
Federal and State Taxation
     The Company and Bank are subject to federal income tax under the Internal Revenue Code of 1986, as amended (the “Code”), in the same general manner as other corporations. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Bank.
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
     The bad debt deduction under the experience method is equal to the greater of two alternatives. Under the first alternative, the Bank computes the ratio of: (1) total bad debts net of recoveries sustained during the taxable year and during the five preceding taxable years; to (2) the sum of “loan outstanding” at the close of each of those six years. This ratio is then applied to the loans outstanding at the close of the taxable year, and the result of this calculation constitutes the maximum reserve balance. The maximum addition for the taxable year under the first alternative is the amount required to bring the reserve to this balance. Under the second alternative (referred to as the minimum addition rule), the Bank can claim a deduction to bring the reserve balance to the base-year level. At June 30, 2005, the Bank had base year bad debt deductions of $3.2 million. No provision for federal income tax has been made for such amount.
     Distributions. If the Bank makes a distribution to the Company as its sole stockholder, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the Bank to have additional taxable income. A distribution to stockholders is deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a “non-dividend distribution.” A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the Bank’s current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.
     Minimum Tax. The Code imposes the corporate minimum tax from an add-on tax to an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”) and will be payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax-exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) 75% of adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses).
     Net Operating Loss Carryovers. For tax years ending after August 5, 1997, financial institutions like the Bank may carry back a net operating loss (“NOL”) to the preceding two taxable years and forward to the succeeding 20 taxable years. As of June 30, 2005, the Bank had a NOL carryover of approximately $475,000 for federal income tax purposes. This NOL was acquired as part of the acquisition of SFSB Holding Company which occurred during fiscal 2003 and it will expire if unused in 2022.
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
     The Company’s federal income tax returns for its tax years beginning after June 30, 2001 and subsequent periods are open under the statute of limitations and are subject to review by the Internal Revenue Service.
     State Taxation. The Company is subject to the Corporate Net Income Tax and the Capital Stock Tax of the Commonwealth of Pennsylvania. Dividends received from the Bank qualify for a

100% dividends-received deduction and are not subject to Corporate Net Income Tax. In addition, the Company’s investments in its subsidiaries qualify as exempt intangible assets and greatly reduce the amount of Capital Stock Tax assessed.
     The Bank is subject to the Mutual Thrift Institutions Tax of the Commonwealth of Pennsylvania based on the Bank’s financial net income determined in accordance with generally accepted accounting principles with certain adjustments. The tax rate under the Mutual Thrift Institutions Tax is 11.5%. Interest on state and federal obligations is excluded from net income. An allocable portion of interest expense incurred to carry the obligations is disallowed as a deduction. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrifts interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.
Item 2. Properties.
     The following table sets forth certain information as of June 30, 2005 with respect to the offices of the Company and Laurel Savings.

				Net Book Value of Property or
	Owned or	Lease Expiration		Leasehold Improvements as of
Location	Leased	Date		June 30, 2005
Allegheny County:

363 Butler Street Etna, Pittsburgh	Owned			$60
1416 Mt. Royal Blvd. Glenshaw	Owned			91
1801 Jancey Street Morningside, Pittsburgh	Leased	2006	(1)	—
2724 Harts Run Road Allison Park	Owned			491
744 Little Deer Creek Road Russellton	Owned			340
5200 Butler Street Lawrenceville, Pittsburgh	Owned			142
900 Saxonburg Boulevard Shaler, Pittsburgh	Owned			592

Butler County:

125 West Main Street Saxonburg	Owned			111

(1)	At June 30, 2006, the Bank will have an option to extend this lease for an additional five years.
     The Bank also has ATMs at its branch offices located at 363 Butler Street, 1801 Jancey Street, 2724 Harts Run Road, 744 Little Deer Creek Road, 125 West Main Street and 900 Saxonburg Boulevard. The Bank participates in the STAR™, Cirrus™, Pluse™ and Accel/Exchange™ shared ATM network systems which provides customers with access to their deposits at thousands of locations throughout Pennsylvania, the United States and many foreign countries.
Item 3. Legal Proceedings.
     The Company and the Bank are not involved in any pending legal proceedings other than routine, non-material legal proceedings occurring in the ordinary course of business.
Item 4. Submission of Matters to a Vote of Security Holders.
     Not applicable.

PART II.
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
     The information required herein is incorporated by reference from pages 1 and 3 of the Company’s Annual Report to Stockholders attached hereto as Exhibit 13 (the “2005 Annual Report”).
     Information regarding the Company’s equity plans required by Item 201(d) of Form S-K is set forth in Item 12 hereof.
     No purchases were made by or on behalf of the Company of shares of common stock of the Company during the last quarter of fiscal 2005.
Item 6. Selected Financial Data.
     The information required herein is incorporated by reference from page 33 of the Company’s 2005 Annual Report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information required herein is incorporated by reference from pages 34 to 47 of the Company’s 2005 Annual Report.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
     The information required herein is incorporated by reference from pages 34 to 36 of the Company’s 2005 Annual Report.
Item 8. Financial Statements and Supplementary Data.
     The information required herein is incorporated by reference from pages 7 to 32 of the Company’s 2005 Annual Report.
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
     Not applicable.
Item 9A. Controls and Procedures.
     Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

Item  9B. Other Information.
     There were no items to file under cover of a Form 8-K subsequent to August 22, 2004 that were not filed thereunder.
PART III.
Item 10. Directors and Executive Officers of the Registrant.
     The Company has in place a Code of Conduct and Ethics policy. Such policy is reviewed and signed by all employees annually.
     Additional information required herein is incorporated by reference from “Information With Respect to Nominees for Director, Directors Whose Terms Continue and Executive Officers” in the Company’s Proxy Statement for the Annual Meeting of Stockholders for fiscal 2005 (“Proxy Statement”) which was filed with the SEC on September 26, 2005.
Item 11. Executive Compensation.
     The information required herein is incorporated by reference from “Executive Compensation” in the Proxy Statement. The reports of the Audit Committee and the Personnel Committee included in the Proxy Statement should not be deemed to be filed or incorporated by reference into this filing or any other filing by the Company under the Exchange Act or Securities Act of 1933 except to the extent that the Company specifically incorporates said reports herein or therein by reference thereto.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required herein is incorporated by reference from “Principal Holders of Common Stock” and “Information With Respect to Nominees For Director, Directors Whose Term Continues and Executive Officers” in the Proxy Statement.
Equity Compensation Plan Information
     The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of June 30, 2005.

			Number of Shares Remaining Available
	Number of Shares to be issued Upon	Weighted-Average Exercise	for Future Issuance (Excluding Shares
Plan Category	The Exercise of Outstanding Options	Price of Outstanding Options	Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	140,683	$13.42	106,672

Total	140,683	$13.42	106,672

Item 13. Certain Relationships and Related Transactions.
     The information required herein is incorporated by reference to “Executive Compensation – Indebtedness of Management” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services.
     The information required herein is incorporated by reference to “Relationship with Independent Public Accounts” in the Proxy Statement.
PART IV.
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
     (a) Documents Filed as Part of this Report
(1) The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13 hereto):

Report of Independent Registered Accounting Firm

Consolidated Statements of Financial Condition at June 30, 2005 and 2004

Consolidated Statements of Operations for the Years Ended June 30, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(2) All other schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Exhibits	Page
3.1	Articles of Incorporation	*
3.2	Bylaws	*
4	Common Stock Certificate	*
10.1	1987 Stock Compensation Program	*
10.2	1993 Key Employee Stock Compensation Program	**

No.	Exhibits	Page
10.3	1993 Directors’ Stock Option Plan	**
10.4	1996 Stock Option Plan	***
10.5	2000 Stock Option Plan	****
10.6	Employment agreement between Laurel Savings Bank and Edwin R. Maus	***
10.7	Employment Agreement between Laurel Savings Bank, Laurel Capital Group, Inc. and Edwin R. Maus, as amended	*****
10.8	Employment Agreement between Laurel Savings Bank, Laurel Capital Group, Inc. and John A. Howard, Jr., as amended	*****
10.9	Change in Control Agreement between Laurel Savings Bank and Robert A. Stephens	*****
10.10	Laurel Capital Group, Inc. Deferred Compensation Plan	*****
10.11	Form of Trustee Deferred Compensation Agreement for Trustees Cessar and Norris	*****
10.12	Form of Trustee Deferred Compensation Agreement for Trustees Ganassi and Hamilton	*****
10.13	Form of Supplemental Executive Retirement Plan for Messrs. Maus and Howard	*****
10.14	Form of Supplemental Executive Retirement Plan for Messrs. Stephens and Puz and Ms. Schaefer	*****
11	Earnings Per Share Computation
13	2005 Annual Report to Stockholders
14	Code of Conduct and Ethics	*****
21	See “Business – Subsidiaries” for the required information
23	Consent of S.R. Snodgrass
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

*	Incorporated by reference to the Company’s Registration Statement on Form S-4.

**	Incorporated by reference to the Company’s Form 10-K for the year ended June 30, 1994.

***	Incorporated by reference to the Company’s Form 10-K for the year ended June 30, 1997.

****	Incorporated by reference to the Company’s proxy statement dated October 6, 2000.

*****	Incorporated by reference to the Company’s Form 10-K for the year ended June 30, 2004.

(b)	See (a)(3) above for all exhibits and the Exhibit Index.

(c)	There are no other financial statements and financial statement schedules which were excluded from the 2005 Annual Report to Stockholders which are required to be included herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAUREL CAPITAL GROUP, INC.

	By:	/s/ Edwin R. Maus

Date: September 26, 2005		Edwin R. Maus, President and
Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard J. Cessar Richard J. Cessar, Chairman of the Board	Date: September 26, 2005

/s/ Annette D. Ganassi Annette D. Ganassi, Director	Date: September 26, 2005

/s/ Richard S. Hamilton Richard S. Hamilton, Director	Date: September 26, 2005

/s/ Edwin R. Maus Edwin R. Maus, Director, President	Date: September 26, 2005
and Chief Executive Officer

/s/ J. Harold Norris J. Harold Norris, Director	Date: September 26, 2005

/s/ John A. Howard, Jr. Date: September 26, 2005	Date: September 26, 2005
John A. Howard, Jr., Senior Vice President,
Chief Financial Officer and Corporate Secretary/
Treasurer