Form 10-Q
period 2005-09-30
LAUREL CAPITAL GROUP INC
filed 2005-11-14
CIK 892158

Securities and Exchange Commission
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended: September 30, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number: 0-23010
LAUREL CAPITAL GROUP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	25-1717451

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2724 Harts Run Road Allison Park, Pennsylvania	15101

(Address of principal executive office)	(Zip Code)
Registrant’s telephone number including area code: (412) 487-7404
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date is:
Class: Common stock, par value $.01 per share
Outstanding at November 10, 2005: 1,991,177 shares

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands)

	September 30,	June 30,
	2005	2005

	(unaudited)
ASSETS

Cash	$1,521	$2,146
Interest-earning deposits with other institutions	7,802	10,825

Total Cash and Cash Equivalents	9,323	12,971

Investment securities available for sale	44,197	45,539
Investment securities held to maturity (market value of $13,159 and $10,845)	13,312	10,918
Mortgage-backed securities available for sale	11,684	13,002
Loans receivable, held for sale	540	947

Loans receivable	215,051	211,738
Allowance for loan losses	(1,999)	(1,989)

Loans receivable, net	213,052	209,749

Federal Home Loan Bank stock	2,011	1,878
Real estate owned	35	37
Accrued interest receivable:
Loans	718	733
Interest-earning deposits and investments	252	287
Mortgage-backed securities	48	66

Office properties and equipment, net of accumulated depreciation	2,210	2,277
Goodwill	2,158	2,158
Other intangible assets	1,095	1,170
Prepaid expenses and sundry assets	8,399	8,069

Total Assets	$309,034	$309,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Savings deposits	$254,893	$254,891
Federal Home Loan Bank advances	21,600	21,602
Advance deposits by borrowers for taxes and insurance	1,168	2,713
Accrued interest payable	1,463	765
Accrued income taxes	93	90
Other accrued expenses and sundry liabilities	1,944	1,936

Total Liabilities	281,161	281,997

Stockholders’ Equity:

Common stock, $.01 par value; 5,000,000 shares authorized; 2,509,298 and 2,467,670 shares issued, respectively	25	25
Additional paid-in capital	6,905	6,465
Treasury stock, at cost (524,670 shares)	(8,238)	(8,238)
Retained earnings	29,972	29,878
Accumulated other comprehensive (loss) income, net of tax	(268)	176
Stock held in deferred compensation trust ( 32,402 shares)	(523)	(502)

Total Stockholders’ Equity	27,873	27,804

Total Liabilities and Stockholders’ Equity	$309,034	$309,801

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
For the Three Months Ended September 30, 2005 and 2004
(In thousands, except per share data)

	Three months ended
	September 30,
	2005	2004
Interest income:
Loans	$2,826	$2,537
Mortgage-backed securities	108	186
Investments	562	497
Interest-earning deposits	69	104

Total interest income	3,565	3,324

Interest expense:
Savings deposits	1,390	1,195
Borrowings	321	321

Total interest expense	1,711	1,516

Net interest income before provision for loan losses	1,854	1,808
Provision for loan losses	—	3

Net interest income after provision for loan losses	1,854	1,805

Other income:
Service charges	254	286
Gain on the sale of loans held for sale	6	6
Income from bank owned life insurance	67	64
Other operating income	16	13

Total other income	343	369

Operating expenses:
Compensation, payroll taxes and fringe benefits	780	717
Premises and occupancy costs	221	207
Federal insurance premiums	8	9
Net loss on real estate owned	2	—
Data processing expense	110	101
Professional fees	60	63
Amortization of core deposit intangible	76	89
Other operating expenses	250	286

Total operating expenses	1,507	1,472

Income before income taxes	690	702

Provision for income taxes:
Federal	159	180
State	41	34

Total income taxes	200	214

Net income	$490	$488

Earnings per share
Basic	$0.25	$0.25

Diluted	$0.25	$0.25

Dividends per share	$0.20	$0.20

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
(Unaudited)
For the Three Months Ended September 30, 2005
(In thousands)

					Accumulated
					Other	Stock Held in
		Additional			Comprehensive	Deferred	Total
	Common	Paid-in	Treasury	Retained	Loss,	Compensation	Stockholders’
	Stock	Capital	Stock	Earnings	Net of Tax	Trust	Equity
Balance, June 30, 2005	$25	$6,465	$(8,238)	$29,878	$176	$(502)	$27,804

Comprehensive income:
Net income	—	—	—	490	—	—	490
Other comprehensive loss, net of tax $(229)	—	—	—	—	(444)	—	(444)

Total comprehensive income	—	—	—	490	(444)	—	46

Stock options exercised (41,628 shares)	—	440	—	—	—	—	440

Dividends on common stock at $0.20 per share	—	—	—	(396)	—	—	(396)

Stock purchased by deferred compensation trust	—	—	—	—	—	(21)	(21)

Balance, September 30, 2005	$25	$6,905	$(8,238)	$29,972	$(268)	$(523)	$27,873

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Three Months Ended September 30, 2005 and 2004
(In thousands)

	2005	2004

Net income:	$490	$488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	68	68
Provision for loan losses	—	3
Gain on the sale of loans held for sale	(6)	(6)
Net amortization of deferred loan costs	63	57
Net decrease (increase) of loans held for sale	121	(141)
Proceeds from sale of loans held for sale	292	321
Decrease in accrued interest receivable	68	101
Increase in accrued interest payable	698	609
Amortization of the core deposit intangible	75	89
Increase in cash surrender value	(54)	(53)
Increase in taxes payable	3	250
Other — net	(66)	(67)

Net cash provided by operating activities	1,752	1,719

Investing activities:
Purchase of investment securities held to maturity	(2,394)	(3,300)
Purchase of investment securities available for sale	(216)	(1,139)
Principal repayments and maturities of investment securities available for sale	1,000	4,065
Principal repayments and maturities of investment securities held to maturity	—	5,315
Principal repayments and maturities of mortgage-backed securities available for sale	1,211	1,857
Increase in loans receivable	(3,366)	(12,908)
Purchase of FHLB stock	(133)	(105)
Purchase of office properties and equipment	(1)	(18)

Net cash used by investing activities	(3,899)	(6,233)

Financing activities:
Net decrease in demand and club accounts	(1,735)	(2,648)
Net increase in time deposit accounts	1,737	8,022
Repayment of FHLB advances	(2)	(2)
Decrease in advance deposits by borrowers for taxes and insurance	(1,545)	(1,195)
Stock options exercised	440	—
Dividends paid	(396)	(386)

Net cash (used) provided by financing activities	(1,501)	3,791

Net change in cash and cash equivalents	(3,648)	(723)
Cash and cash equivalents at beginning of period	12,971	27,675

Cash and cash equivalents at end of period	$9,323	$26,952

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on savings deposits	$692	$586
Interest on FHLB advances	321	321
Income taxes	233	77
Transfer of loans to other real estate owned	—	40

Cash paid during the period for interest includes interest credited on deposits of $480 and $396 for the three months ended September 30, 2005 and 2004, respectively

Investment securities held to maturity totaling $2,000 were purchased during the period ended September 30, 2004 but did not settle until subsequent to the period end. There were no such purchases during the period ended September 30, 2005

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
September 30, 2005 and June 30, 2005
(Dollar amounts in thousands, except per share data)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2005. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.’s (the “Company”) 2005 Annual Report to Stockholders. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	September 30,
	2005	2004
Basic earnings per share:
Net income	$490	$488
Weighted average shares outstanding	1,963,743	1,928,604
Earnings per share	$0.25	$0.25

Diluted earnings per share:
Net income	$490	$488
Weighted average shares outstanding	1,963,743	1,928,604
Dilutive effect of employee stock options	32,499	60,205

Diluted weighted shares outstanding	1,996,242	1,988,809
Earnings per share	$0.25	$0.25
Options to purchase 98,779 and 155,079 shares of common stock were outstanding at September 30, 2005 and 2004, respectively. The dilutive effect of these options was included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares.

Securities
The Company accounts for investments in debt and equity securities in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement No. 115 (“SFAS 115”). SFAS 115 requires that investments be classified as either: (1) Securities Held to Maturity- reported at amortized cost, (2) Trading Securities- reported at fair value, or (3) Securities Available for Sale- reported at fair value. Unrealized gains and losses for trading securities are reported in earnings while unrealized gains and losses for securities available for sale are reported as other comprehensive income in stockholders’ equity.
Comprehensive Income
The Company reports Comprehensive Income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended September 30, 2005 and 2004, the Company’s total comprehensive income was $46 and $805, respectively. Total comprehensive income is comprised of net income of $490 and $488, respectively, and other comprehensive (loss) income of $(444) and $317, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.
Loans Receivable
Loans receivable are stated at unpaid principal balances net of the allowance for loan losses, net deferred loan fees and discounts. Financial institutions are subject to the risk of loan losses as one of the costs of lending. While the Company recognizes as losses all loans that are determined to be uncollectible, experience dictates that at any point in time, losses may exist in the portfolio which cannot be specifically identified. As a result, a provision for such unidentifiable losses is established and charged against current earnings to represent management’s best estimate of such probable losses. The Company accounts for impaired loans in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”, an amendment of SFAS 114. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Laurel Savings Bank (“the Bank”) considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower’s ability to repay the loan according to the contractual agreement, the borrower’s repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to SFAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $5 will be considered an insignificant shortfall. The Bank does not apply SFAS 114 using major risk characteristics for groups of loans, but on a loan by loan basis. All loans are charged off when management determines that principal and interest are not collectible.
The accrual of interest on all loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due or when the loan becomes 90 days past due, whichever occurs first. All unpaid accrued interest on such loans is reserved. Such interest ultimately collected is credited to income in the period of recovery or applied to reduce principal if there is sufficient doubt about the collectability of principal. Consumer loans more than 120 days or 180 days delinquent (depending on the nature of the loan) are generally required to be written off.
Any excess of the Bank’s recorded investment in the loans over the measured value of the loans in accordance with FAS 114 is provided for in the allowance for loan losses. The Bank reviews its loans for impairment on a quarterly basis.
Loans receivable classified as held for sale are recorded in the financial statements in the aggregate at the lower of cost or market.
Cash and Cash Equivalents
For purposes of reporting cash flows, the Company has defined cash and cash equivalents as cash, money market investments and interest-earning deposits with other institutions.
Recent Accounting Developments
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.
In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company adopted FAS No. 123R on July 1, 2005. Management has determined that unless additional options are granted, there will be no impact on future earnings as a result of the adoption.
In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company has determined that there are no additional disclosures required by SAB No. 107 as a result of the adoption of FAS No. 123R on July 1, 2005. Management has determined that unless additional options are granted, there will be no impact on the Company’s financial statements as a result of the adoption.
In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted, and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.
(2) Contingent Liabilities
The Company is subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims is not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

(3)	INVESTMENT AND MORTGAGE-BACKED SECURITIES
Investment and mortgage-backed securities available for sale are comprised of the following:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

At September 30, 2005:
Municipal obligations	$7,644	$482	$—	$8,126
Freddie Mac preferred stock	750	4	—	754
Fannie Mae common stock	583	—	135	448
Freddie Mac common stock	684	107	—	791
Agency Notes	8,950	—	104	8,846
Corporate notes	509	—	35	474
Shay Financial Services ARM Fund	24,147	—	577	23,570
CRA Qualified Investment Fund	1,000	—	24	976
Other	220	—	8	212

	44,487	593	883	44,197

Mortgage-backed securities available for sale	11,801	49	166	11,684

Total	$56,288	$642	$1,049	$55,881

At September 30, 2005, the contractual maturities of the debt securities available for sale are:

	Amortized	Fair
	Cost	Value

Due after one year through five years	$5,063	$4,994
Due after five years through ten years	3,760	3,937
Due after ten years	20,081	20,199

Total	$28,904	$29,130

Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The Fannie Mae stock, Freddie Mac stock, Community Reinvestment Act (CRA) Qualified Investment Fund and Shay Financial Services ARM Fund have no stated maturity.
Note: There were no sales of investment or mortgage-backed securities during the three months ended September 30, 2005 or 2004.
Investment securities held to maturity are comprised of the following:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

At September 30, 2005
Corporate and Agency bonds	$12,318	$—	$152	$12,166
Commercial Paper	994	—	1	993

Total	$13,312	$—	$153	$13,159

At September 30, 2005, the contractual maturities of the debt securities held to maturity are:

	Amortized	Fair
	Cost	Value

Due in one year or less	$3,894	$3,884
Due after one year through five years	8,420	8,291
Due after five years through ten years	—	—
Due after ten years	998	984

Total	$13,312	$13,159

(4) Loans Receivable
Loans receivable are comprised of the following:

	September 30,	June 30,
	2005	2005

First mortgage loans:
1 to 4 family dwellings	$169,578	$165,844
Multi-family dwellings	1,001	1,462
Commercial	3,474	4,437
Construction and development loans	4,563	5,095

	178,616	176,838

Commercial and other loans	690	665
Consumer loans:
Loans secured by savings accounts	148	155
Installment loans	37,522	36,483

	38,360	37,303

Loans receivable, net of unearned discounts	216,976	214,141
Less: Allowance for loan losses	(1,999)	(1,989)
Loans in process	(2,855)	(3,290)
Net deferred loan origination costs	930	887

Loans receivable, net	$213,052	$209,749

Changes in the allowance for loan losses for the three months ended September 30, 2005 and 2004 are as follows:

	September 30,	September 30,
	2005	2004

Balance at beginning of the fiscal year	$1,989	$2,032
Provision for losses	—	3
Charge-offs	(2)	(45)
Recoveries	12	2

Allowance for loan losses	$1,999	$1,992

At September 30, 2005, there were no loans that are considered to be impaired under SFAS 114.

	September 30,
	2005	2004
Non-accrual loans	$752	$1,985
Non-accrual loans as a percent of total loans, net	0.35%	1.07%

All loans 90 days or more past due are reported as non-accrual.

(5) Guarantees
The Company issues standby letters of credit in the normal course of business. Letters of credit are issued for a one-year period. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed, in the case of nonperformance by the Company’s customer. The maximum potential amount of future payments the Company could be required to make under these guarantees is $30 of which 100% is fully collateralized. Currently, the Company has not recognized a liability for the outstanding obligations, as the amount of the liability is insignificant. There are no recourse provisions that would enable the Company to recover any amounts from third parties.
(6) Goodwill and Other Intangible Assets
There have been no changes in the carrying value of goodwill during the three months ended September 30, 2005.
The following table provides information for intangible assets subject to amortization for the periods indicated:

	For the three months ended
	September 30
	2005	2004
Amortized intangible assets:
Core deposit intangible – gross	$1,170	$1,511
Less: accumulated amortization	(75)	(89)

Core deposit intangible – net	$1,095	$1,422

The following information shows the actual amortization expense for the current period and the estimated amortization expense for each of the five succeeding fiscal years:

For the three months ended 9/30/05	$75
For the fiscal year ended 6/30/06	290
For the fiscal year ended 6/30/07	243
For the fiscal year ended 6/30/08	199
For the fiscal year ended 6/30/09	158
For the fiscal year ended 6/30/10	120
(7) Post-retirement Benefits
For the three months ended September 30, 2005, the Company had service costs and interest costs of $29 and $2, respectively, related to the Supplemental Executive Retirement Plan and the Trustee Deferred Compensation/Retirement Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BALANCE SHEET DATA

	At September 30,
	2005	2004
	(In thousands except per share data)
	(Unaudited)
Total assets	$309,034	$306,633
Interest-earning deposits with other institutions	7,802	24,227
Investment securities available for sale	44,197	45,159
Investment securities held to maturity	13,312	12,194
Mortgage-backed securities available for sale	11,684	19,231
Loans receivable, held for sale	540	956
Loans receivable, net	213,052	186,099
Savings deposits	254,893	251,553
FHLB advances	21,600	21,607
Retained earnings	29,972	29,482
Stockholders’ equity	27,873	27,505
Stockholders’ equity per share	$14.05	$14.26
STATISTICAL PROFILE

	Three months ended
	September 30,
	2005	2004
Average yield earned on all interest-earning assets	4.82%	4.58%
Average rate paid on all interest-bearing liabilities	2.63	2.34
Average interest rate spread	2.19	2.24
Net yield on average interest-earning assets	2.55	2.49
Average interest-earning assets as a percentage of average interest-bearing liabilities	116.73	113.02
Return on average assets (1)	0.63	0.64
Return on average equity (1)	7.05	7.14
Average equity to average assets	8.98	8.96

(1)	Amounts are annualized.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
GENERAL. Laurel Capital Group, Inc.’s (the “Company”) only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the “Bank”). The Company’s net income for the three months ended September 30, 2005 was $490,000 compared to $488,000 for the same period in the prior year. The increase of $2,000 or 0.41% was primarily the result of a $46,000 increase in net interest income and a $14,000 decrease in income taxes partially offset by a $35,000 increase in other operating expense and a $26,000 decrease in total other income. These and other significant fluctuations are discussed below.
NET INTEREST INCOME. The Company’s operating results depend substantially on the Bank’s net interest income, which is determined by the average interest rate spread between the Bank’s interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income increased by $46,000 or 2.54% during the three months ended September 30, 2005 as compared to the same period of the prior year. The increase was primarily due to an increase in the average balance of net earning assets of $5.2 million or 1.80%. Partially offsetting the increase resulting from a higher average balance was a decrease in the average interest rate spread from 2.24% for the quarter ended September 30, 2004 to 2.20% for the quarter ended September 30, 2005.
Interest income on loans receivable and loans held for sale increased by $289,000 or 11.39% during the three months ended September 30, 2005 as compared to the same period in the prior year. This increase was primarily due to an increase in the average outstanding balance of loans receivable of $29.0 million or 15.75% compared to the same period in the prior year. Partially offsetting the increase resulting from the increase in the average outstanding balance was a decrease in the average yield on loans receivable from 5.55% to 5.33% for the three months ended September 30, 2004 and 2005, respectively. The increase in the average outstanding balance of loans receivable was due to a $30.7 million or 21.27% increase in the average outstanding balance of mortgage loans, slightly offset by a $1.7 million or 4.26% decrease in the average outstanding balance of consumer and other loans. The increase in the average outstanding balance of loans receivable was primarily the result of increased loan originations coupled with the continued slowdown of loan repayments. The decrease in the average yield was primarily due to the increased origination of adjustable rate mortgages that traditionally carry lower introductory rates of interest.
Interest on mortgage-backed securities held to maturity and mortgage-backed securities available for sale decreased by $78,000 or 41.94% during the quarter ended September 30, 2005 as compared to the September 30, 2004 quarter. This decrease was primarily due to a $7.8 million or 38.46% decrease in the average outstanding balance of mortgage-backed securities during the quarter ended September 30, 2004 compared to the quarter ended September 30, 2004. At September 30, 2005, the weighted average yield on mortgage-backed securities was 4.25%. The decrease in the average outstanding balance was primarily due to principal repayments during the period. At September 30, 2005, the Bank’s portfolio of mortgage-backed securities available for sale had net unrealized losses of $117,000. There were no mortgage-backed securities held to maturity at September 30, 2005. See Note 3 of “Notes to Unaudited Consolidated Financial Statements.”
Interest income on investment securities held to maturity and investment securities available for sale increased during the three months ended September 30, 2005. The increase of $65,000 or 13.08% from the comparable period in 2004 was primarily due to an increase in the average yield on investment securities from 3.33% for the quarter ended September 30, 2004 to 3.79% for the quarter ended September 30, 2005. The average outstanding balance remained substantially the same during both periods. The increase in the average yield was reflective of increases in short-term interest rates during the period. At September 30, 2005, the Bank’s portfolio of investment securities available for sale and investment securities held to maturity had net unrealized losses of $289,000 and $153,000, respectively. See Note 3 of “Notes to Unaudited Consolidated Financial Statements.”
Interest income on interest-earning deposits decreased during the three months ended September 30, 2005 by $35,000 or 33.65% from the comparable period in 2004. The average yield earned on such deposits increased from 1.56% for the quarter ended September 30, 2004 to 2.55% for the quarter ended September 30, 2005. However, the average outstanding balance of interest-earning deposits decreased $15.6 million or 59.29% from period to period. The decrease in the average outstanding balance was primarily due to the utilization of interest-earning deposits to fund loan originations from September 30, 2004 to September 30, 2005.
Interest expense on interest-bearing deposits increased by $195,000 or 16.32% for the quarter ended September 30, 2005, compared to the same period in 2004. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 2.02% for the three months ended September 30, 2004 to 2.33% for the three months ended September 30, 2005, reflecting the recent increases in interest rates. Additionally, the average outstanding balance of interest-bearing deposits increased $1.6 million or 0.68% from September 30, 2004 to September 30, 2005. The increase in the average outstanding balance was primarily due to the reinvestment of interest paid on deposits during the period.
Interest expense on borrowings did not change for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. This consistency is reflective of the fact that the Company has not pre-paid existing FHLB advances nor has the Company needed to take on additional borrowings to meet monetary demands during the period.
PROVISION FOR LOAN LOSSES. The Bank provided $0 and $3,000 to its allowance for loan losses for the quarters ended September 30, 2005 and 2004, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank’s loan portfolio.
At September 30, 2005, the Bank’s allowance for loan losses amounted to $2.0 million or 0.94% of the total loan portfolio. At September 30, 2004 the Bank’s allowance for loan losses amounted to $2.0 million or 1.07% of the total loan portfolio.
A review of the loan portfolio is conducted, at least quarterly, by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended September 30, 2005. However, the allowance for loan losses as a percentage of the loan portfolio has fluctuated due to the increase in total loans receivable from $186.1 million at September 30, 2004 to $213.1 million at September 30, 2005. This increase consisted primarily of one-to-four family loans that traditionally carry lower risk of loss. Non-performing loans decreased from $2.0 million at September 30, 2004 to $752,000 at September 30, 2005 primarily due to the payoff of a few delinquent loans during the period. Based on the above factors, management believes that the current allowance for loan losses is appropriate. Future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment.
OTHER INCOME. Total other income decreased by $26,000 or 7.05% to $343,000 for the quarter ended September 30, 2005 as compared to the same period in 2004. This was the result of a decrease in service charge income of $32,000 slightly offset by increases of $3,000 in both income from bank owned life insurance and other income. The decrease in service charge income was primarily the result of a $23,000 decrease in fees associated with non-sufficient funds.
OPERATING EXPENSES. Total operating expenses increased by $35,000 or 2.38% during the quarter ended September 30, 2005 as compared to the same quarter in 2004. This increase was primarily due to a $63,000 increase in compensation and benefits, a $14,000 increase in premises and occupancy costs and a $9,000 increase in data processing expense. These increases were somewhat offset by a $37,000 decrease in other operating expenses, a $12,000 decrease in the amortization of the core deposit intangible and a $3,000 decrease in professional fees. The increase in compensation and benefits was primarily the result of normal salary and benefit increases.
INCOME TAX EXPENSE. Income tax expense decreased by $14,000 for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 primarily as a result of a decrease in the effective tax rate from 30.48% for the 2004 quarter to 28.99% for the quarter ended September 30, 2005.
FINANCIAL CONDITION AND CAPITAL RESOURCES
Total assets decreased by $767,000 or 0.25% from June 30, 2005 to September 30, 2005. The largest decrease was a $3.0 million decrease in interest earning deposits with other institutions and a $1.3 million decrease in investment securities available for sale. These decreases were to a large extent offset by a $3.3 million increase in loans receivable, net and a $2.4 million increase in investment securities held to maturity. The largest components of change in liabilities were a $1.5 million decrease in advance deposits by borrowers for taxes and insurance and a $698,000 increase in accrued interest payable on savings deposits.
Under regulations adopted by the Federal Deposit Insurance Corporation (“FDIC”), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank’s adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At September 30, 2005, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 7.80% and 16.17%, respectively.
The following table sets forth certain information concerning the Bank’s regulatory capital at September 30, 2005.

	Tier I	Tier I	Tier II
	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital
	(Dollar amounts in thousands)
Equity capital (1)	$23,934	$23,934	$23,934
Plus general valuation allowances (2)	—	—	1,999

Total regulatory capital	23,934	23,934	25,933
Minimum required capital	12,266	6,414	12,828

Excess regulatory capital	$11,668	$17,520	$13,105

Minimum required capital to be well capitalized under Prompt Corrective Action Provisions	$15,333	$9,621	$16,035

Regulatory capital as a percentage (3)	7.80%	14.93%	16.17%
Minimum required capital percentage	4.00	4.00	8.00

Excess regulatory capital percentage	3.80%	10.93%	8.17%

Minimum required capital percentage to be well capitalized under Prompt Corrective Action Provisions	5.00%	6.00%	10.00%

(1)	Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended September 30, 2005.

(2)	Limited to 1.25% of risk adjusted assets.

(3)	Tier I capital is calculated as a percentage of adjusted total assets of $306,653. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $160,349.

IMPACT OF INFLATION AND CHANGING PRICES
The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.
CRITICAL ACCOUNTING POLICIES
Various elements of the Company’s accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. The estimates made with respect to the methodologies used to determine the allowance for loan losses is the Company’s most critical accounting estimate. Additionally, the Company considers the determination of other than temporary declines in market value and deferred tax assets to be critical in nature. Critical accounting estimates are significantly affected by management judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions.
The following is a description of the Company’s critical accounting estimates and an explanation of the methods and assumptions underlying their application.
Allowance for Loan Losses. The allowance for loan losses reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. The allowance for loan losses is established through a provision for loan losses that is charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance.
At least quarterly, management reviews the Company’s loan portfolio to determine if the allowance for loan losses is appropriate to absorb the estimated losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the fiscal year ended June 30, 2005. The level of the allowance for loan losses as a percentage of the loan portfolio has decreased from 1.17% at June 30, 2004 to 0.95% at June 30, 2005 primarily due to the increase in total loans receivable during the fiscal year. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. Historically, the Company’s estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates. Additionally, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment.
For additional information on the Company’s allowance for loan losses see Note 4 “Loans Receivable” on page 9 and the discussion on “Provision for Loan Losses” on pages 14 and 15 herein.
Other Than Temporary Decline. Available for sale securities are reported at market value. At least quarterly, management reviews the available for sale portfolio and identifies all securities where the market value is less than the amortized cost. Each individual security is then reviewed taking into consideration criteria such as the magnitude and duration of the decline and the reasons underlying the decline to determine if such decline in market value is other than temporary. If the security is deemed other than temporarily impaired it is written down to the current market value and a corresponding charge to earnings is recognized. The Company did not recognize any other than temporary impairment losses on available for sale securities during the quarters ended September 30, 2005 or 2004.
Deferred Income Taxes. The Company uses the asset and liability method of accounting for income taxes as prescribed in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Using this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If current available information raises doubt about the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require the Company to make projections of future taxable income. The judgments and estimates the Company makes in determining its deterred tax assets, which are inherently subjective, are reviewed on an ongoing basis as regulatory and business factors change. A reduction in estimated future taxable income could require the Company to record a valuation allowance. Changes in the level of valuation allowances could result in increased income tax expense, and could negatively affect earnings.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For a discussion of the Company’s asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank’s portfolio equity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2005 Annual Report to Stockholders. There has been no material change in the Company’s asset and liability position or market value of portfolio equity since June 30, 2005.

Item 4. CONROLS AND PROCEDURES
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not engaged in any legal proceedings at the present time other than those generally associated with the normal course of business. In the opinion of management and legal counsel, the resolution of these claims are not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
A.	The Annual Meeting of Stockholders was held on October 27, 2005 and the following items were submitted to the stockholders of the Company for approval:
1.	To elect two directors for terms of three years or until their successors have been elected and qualified

Richard S. Hamilton
For:	1,765,071
Withheld:	5,091

J. Harold Norris
For:	1,757,799
Withheld:	12,363
2.	To ratify the appointment of S.R. Snodgrass, A.C., as the Company’s independent auditors for the fiscal year ending June 30, 2006

For:	1,759,468
Against:	2,349
Abstain:	8,345
Item 5. Other Information
None

Item 6. Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

LAUREL CAPITAL GROUP, INC.
/s/ Edwin R. Maus
Edwin R. Maus
President and Chief Executive Officer

/s/ John A. Howard, Jr.
John A. Howard, Jr.
Senior Vice President and Chief Financial Officer

Date: November 14, 2005