Form 10-Q
period 2005-12-31
LAUREL CAPITAL GROUP INC
filed 2006-02-14
CIK 892158

Securities and Exchange Commission
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended: December 31, 2005
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
Registrant’s telephone number including area code: (412) 487-7404
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☑
The number of shares outstanding for each of the issuer’s classes of common stock, as of the latest practicable date is:
Class: Common stock, par value $.01 per share Outstanding at February 3, 2006: 1,991,177 shares

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
(In thousands)

	December 31,	June 30,
	2005	2005

ASSETS

Cash	$1,701	$2,146
Interest-earning deposits with other institutions	12,441	10,825

Total Cash and Cash Equivalents	14,142	12,971

Investment securities available for sale	43,427	45,539
Investment securities held to maturity (market value of $10,239 and $10,845)	10,418	10,918
Mortgage-backed securities available for sale	10,644	13,002
Loans receivable, held for sale	507	947

Loans receivable	215,629	211,738
Allowance for loan losses	(1,998)	(1,989)

Loans receivable, net	213,631	209,749

Federal Home Loan Bank stock	1,909	1,878
Real estate owned	0	37
Accrued interest receivable:
Loans	729	733
Interest-earning deposits and investments	312	287
Mortgage-backed securities	43	66

Office properties and equipment, net of accumulated depreciation	2,165	2,277
Goodwill	2,158	2,158
Other intangible assets	1,019	1,170
Prepaid expenses and sundry assets	8,402	8,069

Total Assets	$309,506	$309,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Savings deposits	$254,972	$254,891
Federal Home Loan Bank advances	21,599	21,602
Advance deposits by borrowers for taxes and insurance	2,097	2,713
Accrued interest payable	945	765
Accrued income taxes	48	90
Other accrued expenses and sundry liabilities	1,921	1,936

Total Liabilities	281,582	281,997

Stockholders’ Equity:

Common stock, $.01 par value; 5,000,000 shares authorized; 2,515,847 and 2,467,670 shares issued, respectively	25	25
Additional paid-in capital	6,949	6,465
Treasury stock, at cost (524,670 shares)	(8,238)	(8,238)
Retained earnings	30,036	29,878
Accumulated other comprehensive (loss) income, net of tax	(325)	176
Stock held in deferred compensation trust (32,402 and 31,452 shares)	(523)	(502)

Total Stockholders’ Equity	27,924	27,804

Total Liabilities and Stockholders’ Equity	$309,506	$309,801

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
For the Three and Six Months Ended December 31, 2005 and 2004
(In thousands, except per share data)

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Interest income:
Loans	$2,841	$2,648	$5,667	$5,185
Mortgage-backed securities	112	174	220	360
Investments	605	513	1,167	1,010
Interest-earning deposits	56	89	125	193

Total interest income	3,614	3,424	7,179	6,748

Interest expense:
Savings deposits	1,459	1,242	2,849	2,437
Borrowings	321	321	642	642

Total interest expense	1,780	1,563	3,491	3,079

Net interest income before provision for loan losses	1,834	1,861	3,688	3,669
Provision for loan losses	0	3	0	6

Net interest income after provision for loan losses	1,834	1,858	3,688	3,663

Other income:
Service charges	238	276	492	562
Gain on the sale of loans held for sale	2	—	8	6
Income from bank owned life insurance	68	63	135	127
Other operating income	13	20	29	33

Total other income	321	359	664	728

Operating expenses:
Compensation, payroll taxes and fringe benefits	749	723	1,529	1,440
Premises and occupancy costs	209	210	430	417
Federal insurance premiums	9	9	17	18
Data processing expense	110	102	220	203
Professional fees	55	93	115	156
Amortization of core deposit intangible	75	88	151	177
Other operating expenses	300	324	552	610

Total operating expenses	1,507	1,549	3,014	3,021

Income before income taxes	648	668	1,338	1,370

Provision for income taxes:
Federal	146	173	305	353
State	40	34	81	68

Total income taxes	186	207	386	421

Net income	$462	$461	$952	$949

Earnings per share
Basic	$0.23	$0.24	$0.48	$0.49

Diluted	$0.23	$0.23	$0.48	$0.48

Dividends per share	$0.20	$0.20	$0.40	$0.40

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
(Unaudited)
For the Six Months Ended December 31, 2005
(In thousands)

					Accumulated
					Other	Stock Held in
		Additional			Comprehensive	Deferred	Total
	Common	Paid-in	Treasury	Retained	Loss,	Compensation	Stockholders’
	Stock	Capital	Stock	Earnings	Net of Tax	Trust	Equity
Balance, June 30, 2005	$25	$6,465	($8,238)	$29,878	$176	($502)	$27,804

Comprehensive income:
Net income	—	—	—	952	—	—	952
Other comprehensive loss, net of tax $(258)	—	—	—	—	(501)	—	(501)

Total comprehensive income	—	—	—	952	(501)	—	451

Stock options exercised (41,628 shares)	—	484	—	—	—	—	484

Dividends on common stock at $0.20 per share	—	—	—	(794)	—	—	(794)

Stock purchased by deferred compensation trust	—	—	—	—	—	(21)	(21)

Balance, December 31, 2005	$25	$6,949	($8,238)	$30,036	($325)	($523)	$27,924

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Six Months Ended December 31, 2005 and 2004
(In thousands)

	2005	2004

Net income:	$952	$949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	135	137
Provision for loan losses	—	6
Gain on the sale of loans held for sale	(8)	(6)
Loss on the sale of REO	3	1
Net amortization of deferred loan costs	133	121
Net decrease (increase) in loans held for sale	36	(242)
Proceeds from sale of loans held for sale	412	425
Decrease in accrued interest receivable	2	66
Increase in accrued interest payable	180	178
Amortization of the core deposit intangible	151	177
Increase in cash surrender value	(108)	(104)
(Decrease) increase in taxes payable	(42)	320
Other — net	(22)	(148)

Net cash provided by operating activities	1,824	1,880

Investing activities:
Purchase of investment securities held to maturity	(4,394)	(8,300)
Purchase of investment securities available for sale	(450)	(1,293)
Principal repayments and maturities of investment securities available for sale	1,950	4,325
Principal repayments and maturities of investment securities held to maturity	4,894	7,315
Principal repayments and maturities of mortgage-backed securities available for sale	2,230	3,966
Increase in loans receivable	(4,015)	(25,164)
Purchase of FHLB stock	(159)	(192)
Sale of FHLB stock	128	—
Proceeds from the sale of REO	34	39
Additions to office properties and equipment	(23)	(62)

Net cash provided (used) by investing activities	195	(19,366)

Financing activities:
Net decrease in demand and club accounts	(1,799)	(32)
Net increase in time deposit accounts	1,880	8,505
Repayment of FHLB advances	(3)	(4)
Decrease in advance deposits by borrowers for taxes and insurance	(616)	(260)
Stock options exercised	484	76
Dividends paid	(794)	(774)

Net cash (used) provided by financing activities	(848)	7,511

Net change in cash and cash equivalents	1,171	(9,975)
Cash and cash equivalents at beginning of period	12,971	27,675

Cash and cash equivalents at end of period	$14,142	$17,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on savings deposits	$2,669	$2,259
Interest on FHLB advances	642	642
Income taxes	440	175
Transfer of loans to other real estate owned	—	401
Cash paid during the period for interest includes interest credited on deposits of $2,206 and $1,846 for the six months ended December 31, 2005 and 2004, respectively.

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
December 31, 2005 and June 30, 2005
(Dollar amounts in thousands, except per share data)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2005. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.’s (the “Company”) 2005 Annual Report to Stockholders. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$462	$461	$952	$949
Weighted average shares outstanding	1,989,540	1,936,811	1,975,500	1,933,293
Earnings per share	$0.23	$0.24	$0.48	$0.49

Diluted earnings per share:
Net income	$462	$461	$952	$949
Weighted average shares outstanding	1,989,540	1,936,811	1,975,500	1,933,293
Dilutive effect of employee stock options	21,205	63,748	28,008	61,059

Diluted weighted shares outstanding	2,010,745	2,000,559	2,003,508	1,994,352
Earnings per share	$0.23	$0.23	$0.48	$0.48
Options to purchase 83,778 and 143,662 shares of common stock were outstanding at December 31, 2005 and 2004, respectively. The dilutive effect of these options was included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares.

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
Comprehensive Income
The Company reports comprehensive income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended December 31, 2005 and 2004, the Company’s total comprehensive income was $405 and $470, respectively. Total comprehensive income is comprised of net income of $462 and $461, respectively, and other comprehensive (loss) income of $(57) and $9, net of tax, respectively. For the six months ended December 31, 2005 and 2004, the Company’s total comprehensive income was $451 and $1,275, respectively. Total comprehensive income is comprised of net income of $952 and $949, respectively, and other comprehensive (loss) income of $(501) and $326, net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.
Loans Receivable
Loans receivable are stated at unpaid principal balances net of the allowance for loan losses, net deferred loan fees and discounts. Financial institutions are subject to the risk of loan losses as one of the costs of lending. While the Company recognizes as losses all loans that are determined to be uncollectible, experience dictates that at any point in time, losses may exist in the portfolio which cannot be specifically identified. As a result, a provision for such unidentifiable losses is established and charged against current earnings to represent management’s best estimate of such probable losses. The Company accounts for impaired loans in accordance with SFAS 114, “Accounting by Creditors for Impairment of a Loan” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”, an amendment of SFAS 114. These statements address the accounting by creditors for impairment of certain loans. They apply to all creditors and to all loans, uncollateralized as well as collateralized, except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Laurel Savings Bank (the “Bank”) considers all one-to-four family residential mortgage loans and all consumer loans (as presented in Note 4) to be smaller-balance homogeneous loans. Loans within the scope of these statements are considered impaired when, based on current information and events, it is probable that all principal and interest will not be collected in accordance with the contractual terms of the loans. Management determines the impairment of loans based on knowledge of the borrower’s ability to repay the loan according to the contractual agreement, the borrower’s repayment history and the fair value of collateral for certain collateral dependent loans. Pursuant to SFAS 114 paragraph 8, management does not consider an insignificant delay or insignificant shortfall to impair a loan. Management has determined that a delay less than 90 days will be considered an insignificant delay and that an amount less than $5 will be considered an insignificant shortfall. The Bank does not apply SFAS 114 using major risk characteristics for groups of loans, but on a loan by loan basis. All loans are charged off when management determines that principal and interest are not collectible.
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
In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006. The estimated compensation expense is not expected to be material to the Company’s results of operation or financial condition.
In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006.
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
In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
(2) Contingent Liabilities
The Company is subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims is not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES
Investment and mortgage-backed securities available for sale are comprised of the following:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

At December 31, 2005:
Municipal obligations	$7,660	$400	$2	$8,058
Freddie Mac preferred stock	750	—	17	733
Fannie Mae common stock	583	—	95	488
Freddie Mac common stock	684	231	—	915
Agency Notes	8,000	—	134	7,866
Corporate notes	509	—	74	435
Shay Financial Services ARM Fund	24,380	—	625	23,755
CRA Qualified Investment Fund	1,000	—	35	965
Other	220	—	8	212

	43,786	631	990	43,427

Mortgage-backed securities available for sale	10,777	30	163	10,644

Total	$54,563	$661	$1,153	$54,071

At December 31, 2005, the contractual maturities of the debt securities available for sale are:

	Amortized	Fair
	Cost	Value
Due after one year through five years	$5,025	$4,940
Due after five years through ten years	2,708	2,822
Due after ten years	19,103	19,131

Total	$26,836	$26,893

Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The Fannie Mae stock, Freddie Mac stock, Community Reinvestment Act (CRA) Qualified Investment Fund and Shay Financial Services ARM Fund have no stated maturity.

Note:	There were no sales of investment or mortgage-backed securities during the six months ended December 31, 2005 or 2004.
Investment securities held to maturity are comprised of the following:

	Amortized	Gross Unrealized				Fair
	Cost		Gains		Losses		Value

At December 31, 2005
Corporate and Agency bonds	$10,418	$—		$179		$10,239

Total	$10,418	$—		$179		$10,239

At December 31, 2005, the contractual maturities of the debt securities held to maturity are:

	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	9,420	9,257
Due after five years through ten years	—	—
Due after ten years	998	982

Total	$10,418	$10,239

(4) Loans Receivable
Loans receivable are comprised of the following:

	December 31,	June 30,
	2005	2005

First mortgage loans:
1 to 4 family dwellings	$169,451	$165,844
Multi-family dwellings	718	1,462
Commercial	3,400	4,437
Construction and development loans	4,425	5,095

	177,994	176,838

Commercial and other loans	706	665
Consumer loans:
Loans secured by savings accounts	111	155
Installment loans	37,969	36,483

	38,786	37,303

Loans receivable, net of unearned discounts	216,780	214,141
Less: Allowance for loan losses	(1,998)	(1,989)
Loans in process	(2,102)	(3,290)
Net deferred loan origination costs	951	887

Loans receivable, net	$213,631	$209,749

Changes in the allowance for loan losses for the three months ended December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
	2005	2004

Balance at beginning of the fiscal year	$1,989	$2,032
Provision for losses	—	6
Charge-offs	(3)	(53)
Recoveries	12	3

Allowance for loan losses	$1,998	$1,988

At December 31, 2005, there were no loans that are considered to be impaired under SFAS 114.

	December 31,
	2005	2004
Non-accrual loans	$668	$1,205
Non-accrual loans as a percent of total loans, net	0.31%	0.61%

All loans 90 days or more past due are reported as non-accrual.

(5) Guarantees
The Company issues standby letters of credit in the normal course of business. Letters of credit are issued for a one-year period. The Company would be required to perform under the standby letters of credit when drawn upon by the guaranteed, in the case of nonperformance by the Company’s customer. The maximum potential amount of future payments the Company could be required to make under these guarantees is $49 of which 100% is fully collateralized. Currently, the Company has not recognized a liability for the outstanding obligations, as the amount of the liability is insignificant. There are no recourse provisions that would enable the Company to recover any amounts from third parties.
(6) Goodwill and Other Intangible Assets
There have been no changes in the carrying value of goodwill during the six months ended December 31, 2005.
The following table provides information for intangible assets subject to amortization for the periods indicated:

	For the six months ended
	December 31,
	2005	2004
Amortized intangible assets:
Core deposit intangible — gross	$1,170	$1,511
Less: accumulated amortization	(151)	(177)

Core deposit intangible — net	$1,019	$1,334

The following information shows the actual amortization expense for the current period and the estimated amortization expense for each of the five succeeding fiscal years:

For the six months ended 12/31/05	$151
For the fiscal year ending 6/30/06	290
For the fiscal year ending 6/30/07	243
For the fiscal year ending 6/30/08	199
For the fiscal year ending 6/30/09	158
For the fiscal year ending 6/30/10	120
(8) Post-retirement Benefits
For the six months ended December 31, 2005, the Company had service costs and interest costs of $58 and $4, respectively, related to the Supplemental Executive Retirement Plan and the Trustee Deferred Compensation/Retirement Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BALANCE SHEET DATA

	At December 31,
	2005	2004
	(In thousands except per share data)
	(Unaudited)
Total assets	$309,506	$308,499
Interest-earning deposits with other institutions	12,441	15,326
Investment securities available for sale	43,427	45,131
Investment securities held to maturity	10,418	13,201
Mortgage-backed securities available for sale	10,644	17,068
Loans receivable, held for sale	507	953
Loans receivable, net	213,631	197,927
Savings deposits	254,972	254,652
FHLB advances	21,599	21,605
Retained earnings	30,036	29,555
Stockholders’ equity	27,924	27,702
Stockholders’ equity per share	$14.02	$14.28
STATISTICAL PROFILE

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Average yield earned on all interest-earning assets	4.94%	4.71%	4.88%	4.65%
Average rate paid on all interest-bearing liabilities	2.76	2.41	2.69	2.38
Average interest rate spread	2.18	2.30	2.19	2.27
Net yield on average interest-earning assets	2.51	2.56	2.51	2.53
Average interest-earning assets as a percentage of average interest-bearing liabilities	114.45	113.18	114.40	113.10
Return on average assets (1)	0.60	0.60	0.62	0.62
Return on average equity (1)	6.63	6.68	6.84	6.91
Average equity to average assets	9.06	9.01	9.02	8.99

(1)	Amounts are annualized.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
GENERAL. Laurel Capital Group, Inc.’s (the “Company”) only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the “Bank”). The Company’s net income for the three months ended December 31, 2005 was $462,000 compared to $461,000 for the same period in the prior year. The increase of $1,000 or 0.22% consisted of a $42,000 decrease in total operating expenses and a $21,000 decrease in income taxes offset to a large extent by a $38,000 decrease in total other income and a $24,000 decrease in net interest income. These and other significant fluctuations are discussed below.
NET INTEREST INCOME. The Company’s operating results depend substantially on the Bank’s net interest income, which is determined by the average interest rate spread between the Bank’s interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income decreased by $27,000 or 1.45% during the three months ended December 31, 2005 as compared to the same period of the prior year. The decrease was primarily due to a decrease in the average interest rate spread from 2.30% for the quarter ended December 31, 2004 to 2.18% for the quarter ended December 31, 2005. The impact of the tightening interest rate spread was somewhat offset by an increase $1.9 million or 0.64% in the average balance of net earning assets.
Interest income on loans receivable and loans held for sale increased by $193,000 or 7.29% during the three months ended December 31, 2005 as compared to the same period in the prior year. This increase was primarily due to an increase in the average outstanding balance of loans receivable of $20.0 million or 10.30% compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was primarily due to a $20.5 million or 13.17% increase in the average outstanding balance of mortgage loans, partially offset by a $441,000 or 1.13% decrease in the average outstanding balance of consumer and other loans. The increase in the average outstanding balance of loans receivable was primarily the result of increased loan originations coupled with the continued slowdown of loan repayments. These increases were partially offset by a decrease in the average yield on loans receivable from 5.44% to 5.29% for the three months ended December 31, 2004 and 2005, respectively. The decrease in the average yield was primarily due to the generally lower interest rate environment, the re-pricing of higher yielding loans and the increased origination of adjustable rate mortgages that traditionally carry lower introductory rates of interest.
Interest on mortgage-backed securities available for sale decreased by $62,000 or 35.63% during the quarter ended December 31, 2005 as compared to the December 31, 2004 quarter. This decrease was primarily due to a $6.8 million or 37.13% decrease in the average outstanding balance of mortgage-backed securities from the quarter ended December 31, 2004 to the quarter ended December 31, 2005. This decrease was slightly offset by an increase in the average yield on mortgage-backed securities from 3.82% for the quarter ended December 31, 2004 to 3.91% for the quarter ended December 31, 2005. The decrease in the average outstanding balance was primarily due to principal repayments received during the period ended December 31, 2005. At December 31, 2005, the Bank’s portfolio of mortgage-backed securities available for sale had net unrealized losses of $133,000. Rising interest rates will continue to increase the unrealized losses in this portfolio to the extent that the fixed rate securities are not sold. There were no mortgage-backed securities held to maturity at December 31, 2005. See Note 3 of “Notes to Unaudited Consolidated Financial Statements.”
Interest income on investment securities held to maturity and investment securities available for sale increased during the three months ended December 31, 2005 compared to the same period in 2004. The increase of $92,000 or 17.93% from the comparable period in 2004 was primarily due to an increase in the average yield on investment securities from 3.42% for the quarter ended December 31, 2004 to 4.02% for the quarter ended December 31, 2005. Also contributing to the increased income was an increase in the average outstanding balance of $309,000 or 0.52% during the period. The increase in the average outstanding balance was the result of purchases of securities during the period. At December 31, 2005, the Bank’s portfolio of investment securities available for sale and investment securities held to maturity had net unrealized (losses) of ($359) and ($179), respectively. See Note 3 of “Notes to Unaudited Consolidated Financial Statements.”
Interest income on interest-earning deposits decreased during the three months ended December 31, 2005 by $33,000 or 37.08% from the comparable period in 2004. This decrease was primarily due to a decrease of $11.7 million or 62.98% in the average outstanding balance of interest-earning deposits. This decrease was partially offset by an increase in the average yield earned on such deposits from 1.89% for the quarter ended December 31, 2004 to 3.22% for the quarter ended December 31, 2005. The decrease in the average balance was primarily due to the utilization of interest-earning deposits to fund loans and security purchases from December 31, 2004 to December 31, 2005.
Interest expense on interest-bearing deposits increased by $217,000 or 17.47% for the quarter ended December 31, 2005, compared to the same period in 2004. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 2.09% for the three months ended December 31, 2004 to 2.47% for the three months ended December 31, 2005, reflecting the rising interest rate environment in the 2005 period. The impact from the rising interest rates was slightly offset by a decrease in the average outstanding balance of interest-bearing deposits of $1.2 million or 0.53% from December 31, 2004 to December 31, 2005.
Interest expense on borrowings did not change for the quarter ended December 31, 2005 compared to the quarter ended December 31, 2004. This consistency is reflective of the fact that the Company has not pre-paid existing FHLB advances nor has the Company needed to take on additional borrowings to meet monetary demands during the period.
PROVISION FOR LOAN LOSSES. The Bank provided $0 and $3,000 to its allowance for loan losses for the quarters ended December 31, 2005 and 2004, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank’s loan portfolio.
At December 31, 2005, the Bank’s allowance for loan losses amounted to $2.0 million or 0.94% of the total loan portfolio. At December 31, 2004 the Bank’s allowance for loan losses amounted to $2.0 million or 1.00% of the total loan portfolio.

A review of the loan portfolio is conducted, at least quarterly, by management to determine that the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the three months ended December 31, 2005. However, the allowance for loan losses as a percentage of the loan portfolio has fluctuated due to the increase in total loans receivable from $197.9 million at December 31, 2004 to $213.6 million at December 31, 2005. This increase consisted primarily of one-to-four family loans that traditionally carry lower risk of loss. Non-performing loans decreased from $1.2 million at December 31, 2004 to $668,000 at December 31, 2005 primarily due to the payoff of several delinquent loans during the period. Based on the above factors, management believes that the current allowance for loan losses is appropriate. Future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment.
OTHER INCOME. Total other income decreased by $38,000 or 10.58% to $321,000 for the quarter ended December 31, 2005 as compared to the same period in 2004. This was primarily the result of a decrease in service charge income of $38,000, which included an $18,000 decrease in fees associated with non-sufficient funds. Increases in the gain on the sale of loans held for sale of $2,000 and income from bank owned life insurance of $5,000 were offset by a decrease of $7,000 in other income.
OPERATING EXPENSES. Total operating expenses decreased by $42,000 or 2.71% during the quarter ended December 31, 2005 as compared to the same quarter in 2004. This decrease was primarily due to a $38,000 decrease in professional fees, a $28,000 decrease in other operating expenses and a $13,000 decrease in the amortization of core deposit intangible. These decreases were partially offset by a $26,000 increase in compensation and benefits and an $8,000 increase in data processing expense. The decrease in professional fees was primarily the result of lower audit and legal fees during the period. Other operating expenses decreased primarily as a result of lower ATM processing costs related to a change in processors during the fourth quarter of the prior fiscal year.
INCOME TAX EXPENSE. Income tax expense decreased by $21,000 for the quarter ended December 31, 2005 as compared to the quarter ended December 31, 2004 as a result of decreased pre-tax income and a decrease in the effective tax rate. The effective tax rate decreased from 30.99% for the three months ended December 31, 2004 to 28.70% for the three months ended December 31, 2005.

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
GENERAL. The Company’s net income for the six months ended December 31, 2005 was $952,000 compared to $949,000 for the same period in the prior year. The increase of $3,000 or 0.32% was primarily the result of a $35,000 decrease in income taxes, a $19,000 increase in net interest income and a $7,000 decrease in total operating expense partially offset by a $64,000 decrease in other income. These and other significant fluctuations are discussed below.
NET INTEREST INCOME. Net interest income increased by $19,000 or 0.52% during the six months ended December 31, 2005 as compared to the same period of the prior year. The increase was primarily due to an increase in the average balance of net earning assets of $3.5 million or 1.21%. However, the average interest rate spread decreased from 2.27% for the six months ended December 31, 2004 to 2.19% for the six months ended December 31, 2005 minimizing the impact of the increased balance.
Interest income on loans receivable and loans held for sale increased by $482,000 or 9.30% during the six months ended December 31, 2005 as compared to the same period in the prior year. This increase was primarily due to an increase in the average outstanding balance of loans receivable of $24.5 million or 12.95% compared to the same period in the prior year. The increase in the average outstanding balance of loans receivable was primarily due to a $25.6 million or 17.07% increase in the average outstanding balance of mortgage loans, partially offset by a $1.1 million or 2.72% decrease in the average outstanding balance of consumer and other loans. The increase in the average outstanding balance of loans receivable was primarily the result of increased loan originations coupled with the continued slowdown of loan repayments. These increases were partially offset by a decrease in the average yield on loans receivable from 5.47% to 5.30% for the six months ended December 31, 2004 and 2005, respectively. The decrease in the average yield was primarily due to the generally lower interest rate environment, the re-pricing of higher yielding loans and the increased origination of adjustable rate mortgages that traditionally carry lower introductory rates of interest.
Interest on mortgage-backed securities available for sale decreased by $140,000 or 38.89% during the six months ended December 31, 2005 as compared to the same period in the prior year. This decrease was primarily due to a $7.3 million or 37.83% decrease in the average outstanding balance of mortgage-backed securities from December 31, 2004 to December 31, 2005. Additionally, the average yield on mortgage-backed securities decreased slightly from 3.74% for the six months ended December 31, 2004 to 3.68% for the six months ended December 31, 2005. The decrease in the average outstanding balance was primarily due to principal repayments during the period. See “Comparison of the Three Months Ended December 31, 2005 and 2003 — Net Interest Income.”
Interest income on investment securities held to maturity and investment securities available for sale increased during the six months ended December 31, 2005 compared to the same period in 2004. The increase of $157,000 or 15.54% from the comparable period in 2004 resulted from an increase in the average yield on investment securities from 3.38% for the six months ended December 31, 2004 to 3.90% for the six months ended

December 31, 2005. The increase in the average yield was the result of the upward re-pricing of securities during the period. See “Comparison of the Three Months Ended December 31, 2005 and 2004 — Net Interest Income.”
Interest income on interest-earning deposits decreased during the six months ended December 31, 2005 by $68,000 or 35.23% from the comparable period in 2004. This decrease was primarily due to a decrease of $13.7 million or 60.82% in the average outstanding balance of interest-earning deposits. This decrease was partially offset by an increase in the average yield earned on such deposits from 1.70% for the six months ended December 31, 2004 to 2.81% for the six months ended December 31, 2005. The decrease in the average balance was primarily due to the utilization of interest-earning deposits to fund loan originations from December 31, 2004 to December 31, 2005.
Interest expense on interest-bearing deposits increased by $412,000 or 16.91% for the six months ended December 31, 2005, compared to the same period in 2004. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 2.05% for the six months ended December 31, 2004 to 2.40% for the six months ended December 31, 2005 reflecting the rising interest rate environment in the 2005 period. Additionally, the average outstanding balance of interest-bearing deposits increased slightly by $177,000 or 0.08% for the six months ended December 31, 2005 compared to the six months ended December 31, 2004.
Interest expense on borrowings did not change for the six months ended December 31, 2005 compared to the six months ended December 31, 2004. This consistency is reflective of the fact that the Company has not pre-paid existing FHLB advances nor has the Company needed to take on additional borrowings to meet monetary demands during the period.
PROVISION FOR LOAN LOSSES. The Bank provided $0 and $6,000 to its allowance for loan losses for the six months ended December 31, 2005 and 2004, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank’s loan portfolio. See “Comparison of the Three Months Ended December 31, 2005 and 2004 — Provision for Loan Losses.”
OTHER INCOME. Total other income decreased by $64,000 or 8.79% to $664,000 for the six months ended December 31, 2005 as compared to the same period in 2004. This was primarily the result of a decrease in service charge income of $70,000 and a $4,000 decrease in other income. These decreases were somewhat offset by an $8,000 increase in income from bank owned life insurance and a $2,000 increase in the gain on the sale of loans held for sale. The decrease in service charge income during the period was primarily the result of decreased fees associated with non-sufficient funds and mortgage loan underwriting.
OPERATING EXPENSES. Total operating expenses decreased by $7,000 or 0.23% during the six months ended December 31, 2005 as compared to the same period in 2004. This decrease was primarily due to a $64,000 decrease in other operating expenses, a $41,000 decrease in professional fees and a $26,000 decrease in the amortization of core deposit intangible. These decreases were partially offset by an $89,000 increase in compensation and benefits, a $17,000 increase in data processing expense and a $13,000 increase in premises and occupancy expense. The decrease in other operating expenses was primarily the result of lower ATM processing costs related to a change in processors during the fourth quarter of the prior fiscal year. The increase in compensation and benefits consisted of normal salary increases in conjunction with a decrease in the deferment of employee costs related to the origination of loans.
INCOME TAX EXPENSE. Income tax expense decreased by $35,000 for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 as a result of lower pre-tax income and a decrease in the effective tax rate. The effective tax rate for the six months ended December 31, 2005 was 28.85% compared to 30.73% for the six months ended December 31, 2004.
FINANCIAL CONDITION AND CAPITAL RESOURCES
Total assets decreased by $295,000 or 0.10% from June 30, 2005 to December 31, 2005. Mortgage-backed securities available for sale and investment securities available for sale decreased $2.4 million and $2.1 million, respectively. Loans receivable, net increased $3.9 million and interest-earning deposits with other institutions increased $1.6 million. The largest component of change in liabilities was a $616,000 decrease in advance deposits by borrowers for taxes and insurance. Funds from the repayments or maturities of investment and mortgage-backed securities were used to fund loan originations.
Under regulations adopted by the Federal Deposit Insurance Corporation (“FDIC”), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank’s adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At December 31, 2005, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 7.89% and 16.21%, respectively.
The following table sets forth certain information concerning the Bank’s regulatory capital at December 31, 2005.

	Tier I	Tier I	Tier II
	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital
	(Dollar amounts in thousands)
Equity capital (1)	$24,034	$24,034	$24,034
Plus general valuation allowances (2)	—	—	1,998

Total regulatory capital	24,034	24,034	26,032
Minimum required capital	12,184	6,424	12,848

Excess regulatory capital	$11,850	$17,610	$13,184

Minimum required capital to be well capitalized under Prompt Corrective Action Provisions	$15,230	$9,636	$16,060

Regulatory capital as a percentage (3)	7.89%	14.97%	16.21%
Minimum required capital percentage	4.00	4.00	8.00

Excess regulatory capital percentage	3.89%	10.97%	8.21%

Minimum required capital percentage to be well capitalized under Prompt Corrective Action Provisions	5.00%	6.00%	10.00%

(1)	Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended December 31, 2005.

(2)	Limited to 1.25% of risk adjusted assets.

(3)	Tier I capital is calculated as a percentage of adjusted total assets of $304,604. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $160,600.
IMPACT OF INFLATION AND CHANGING PRICES
The financial statements and related data presented herein have been prepared in accordance with U.S. generally accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services as measured by the consumer price index.
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
At least quarterly, management reviews the Company’s loan portfolio to determine if the allowance for loan losses is appropriate to absorb the estimated losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the fiscal year ended June 30, 2005. The level of the allowance for loan losses as a percentage of the loan portfolio has decreased from 1.00% at December 31, 2004 to 0.94% at December 31, 2005 primarily due to the increase in total loans receivable during the period. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. Historically, the Company’s estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates. Additionally, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment.
For additional information on the Company’s allowance for loan losses see Note 4 “Loans Receivable” on page 9 and the discussion on “Provision for Loan Losses” on pages 14 and 15 herein.
Other Than Temporary Decline. Available for sale securities are reported at market value. At least quarterly, management reviews the available for sale portfolio and identifies all securities where the market value is less than the amortized cost. Each individual security is then reviewed taking into consideration criteria such as the magnitude and duration of the decline and the reasons underlying the decline to determine if such decline in market value is other than temporary. If the security is deemed other than temporarily impaired it is written down to the current market value and a corresponding charge to earnings is recognized. The Company did not recognize any other than temporary impairment losses on available for sale securities during the three or six months ended December 31, 2005 or 2004.
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
Item 4. CONTROLS AND PROCEDURES
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is not engaged in any legal proceedings at the present time other than those generally associated with the normal course of business. In the opinion of management and legal counsel, the resolution of these claims are not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.
Item 1A. Risk Factors
     Not Applicable
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
Date: February 14, 2006