Form 10-Q
period 2006-03-31
LAUREL CAPITAL GROUP INC
filed 2006-05-15
CIK 892158

Securities and Exchange Commission
WASHINGTON, D. C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended: March 31, 2006
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
Class: Common stock, par value $.01 per share
Outstanding at May 15, 2006: 1,998,646 shares

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Index

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(Unaudited)
(In thousands)

	March 31,	June 30,
	2006	2005

ASSETS

Cash	$2,047	$2,146
Interest-earning deposits with other institutions	13,869	10,825

Total Cash and Cash Equivalents	15,916	12,971

Investment securities available for sale	43,234	45,539
Investment securities held to maturity (market value of $13,176 and $10,845)	13,418	10,918
Mortgage-backed securities available for sale	9,661	13,002
Loans receivable, held for sale	172	947

Loans receivable	216,987	211,738
Allowance for loan losses	(2,000)	(1,989)

Loans receivable, net	214,987	209,749

Federal Home Loan Bank stock	1,912	1,878
Real estate owned	—	37
Accrued interest receivable:
Loans	700	733
Interest-earning deposits and investments	298	287
Mortgage-backed securities	40	66

Office properties and equipment, net of accumulated depreciation	2,168	2,277
Goodwill	2,158	2,158
Other intangible assets	944	1,170
Prepaid expenses and sundry assets	8,687	8,069

Total Assets	$314,295	$309,801

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:

Savings deposits	$258,810	$254,891
Federal Home Loan Bank advances	21,597	21,602
Advance deposits by borrowers for taxes and insurance	2,267	2,713
Accrued interest payable	1,556	765
Accrued income taxes	189	90
Other accrued expenses and sundry liabilities	2,052	1,936

Total Liabilities	286,471	281,997

Stockholders’ Equity:

Common stock, $.01 par value; 5,000,000 shares authorized; 2,515,847 and 2,467,670 shares issued, respectively	25	25
Additional paid-in capital	6,949	6,465
Treasury stock, at cost (524,670 shares)	(8,238)	(8,238)
Retained earnings	30,102	29,878
Accumulated other comprehensive (loss) income, net of tax	(491)	176
Stock held in deferred compensation trust (32,402 and 31,452 shares)	(523)	(502)

Total Stockholders’ Equity	27,824	27,804

Total Liabilities and Stockholders’ Equity	$314,295	$309,801

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
For the Three and Nine Months Ended March 31, 2006 and 2005
(In thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Interest income:
Loans	$2,856	$2,769	$8,523	$7,954
Mortgage-backed securities	100	155	320	515
Investments	616	519	1,783	1,529
Interest-earning deposits	100	82	225	275

Total interest income	3,672	3,525	10,851	10,273

Interest expense:
Savings deposits	1,539	1,264	4,388	3,701
Borrowings	314	314	956	956

Total interest expense	1,853	1,578	5,344	4,657

Net interest income before provision for loan losses	1,819	1,947	5,507	5,616
Provision for loan losses	—	3	—	9

Net interest income after provision for loan losses	1,819	1,944	5,507	5,607

Other income:
Service charges	226	249	718	811
Gain on the sale of loans held for sale	9	—	17	7
Income from bank owned life insurance	66	63	201	190
Other operating income	15	41	44	73

Total other income	316	353	980	1,081

Operating expenses:
Compensation, payroll taxes and fringe benefits	786	757	2,315	2,197
Premises and occupancy costs	211	208	641	625
Federal insurance premiums	8	9	25	27
Data processing expense	114	113	334	316
Professional fees	50	46	165	202
Amortization of core deposit intangible	76	88	226	265
Other operating expenses	241	312	794	922

Total operating expenses	1,486	1,533	4,500	4,554

Income before income taxes	649	764	1,987	2,134

Provision for income taxes:
Federal	147	205	452	558
State	38	37	119	105

Total income taxes	185	242	571	663

Net income	$464	$522	$1,416	$1,471

Earnings per share
Basic	$0.23	$0.27	$0.71	$0.76

Diluted	$0.23	$0.26	$0.71	$0.74

Dividends per share	$0.20	$0.20	$0.60	$0.60

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
(Unaudited)
For the Nine Months Ended March 31, 2006
(In thousands)

					Accumulated
					Other	Stock Held in
		Additional			Comprehensive	Deferred	Total
	Common	Paid-in	Treasury	Retained	Income (Loss),	Compensation	Stockholders’
	Stock	Capital	Stock	Earnings	Net of Tax	Trust	Equity
Balance, June 30, 2005	$25	$6,465	($8,238)	$29,878	$176	($502)	$27,804

Comprehensive income:
Net income	—	—	—	1,416	—	—	1,416
Other comprehensive loss, net of tax $(344)	—	—	—	—	(667)	—	(667)

Total comprehensive income	—	—	—	1,416	(667)	—	749

Stock options exercised (41,628 shares)	—	484	—	—	—	—	484

Dividends on common stock at $0.60 per share	—	—	—	(1,192)	—	—	(1,192)

Stock purchased by deferred compensation trust	—	—	—	—	—	(21)	(21)

Balance, March 31, 2006	$25	$6,949	($8,238)	$30,102	($491)	($523)	$27,824

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
For the Nine Months Ended March 31, 2006 and 2005
(In thousands)

	2006	2005

Net income:	$1,416	$1,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	201	204
Provision for loan losses	—	9
Gain on the sale of loans held for sale	(17)	(7)
Loss (gain) on the sale of REO	3	(13)
Net amortization of deferred loan costs	185	176
Origination of loans held for sale	(74)	(343)
Proceeds from sale of loans held for sale	865	446
Decrease in accrued interest receivable	48	60
Increase in accrued interest payable	791	629
Amortization of the core deposit intangible	226	265
Increase in cash surrender value	(161)	(156)
Increase in taxes payable	99	602
Other — net	(44)	(262)

Net cash provided by operating activities	3,538	3,081

Investing activities:
Purchase of investment securities held to maturity	(7,394)	(12,020)
Purchase of investment securities available for sale	(699)	(2,963)
Principal repayments and maturities of investment securities available for sale	2,220	4,740
Principal repayments and maturities of investment securities held to maturity	4,894	11,315
Principal repayments and maturities of mortgage-backed securities available for sale	3,141	5,934
Increase in loans receivable	(5,423)	(23,872)
Loans purchased	—	(5,910)
Purchase of FHLB stock	(162)	(192)
Sale of FHLB stock	128	239
Proceeds from the sale of REO	34	298
Additions to office properties and equipment	(92)	(188)

Net cash used by investing activities	(3,353)	(22,619)

Financing activities:
Net decrease in demand and club accounts	(4,180)	(2,088)
Net increase in time deposit accounts	8,099	9,191
Repayment of FHLB advances	(5)	(5)
Decrease in advance deposits by borrowers for taxes and insurance	(446)	(37)
Stock options exercised	484	76
Dividends paid	(1,192)	(1,162)

Net cash provided by financing activities	2,760	5,975

Net change in cash and cash equivalents	2,945	(13,563)
Cash and cash equivalents at beginning of period	12,971	27,675

Cash and cash equivalents at end of period	$15,916	$14,112

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest on savings deposits	$3,597	$3,071
Interest on FHLB advances	956	956
Income taxes	523	175
Transfer of loans to other real estate owned	—	401

Cash paid during the period for interest includes interest credited on deposits of $2,914 and $2,468 for the nine months ended March 31, 2006 and 2005, respectively

See accompanying notes to unaudited consolidated financial statements

LAUREL CAPITAL GROUP, INC. AND SUBSIDIARY
Notes to Unaudited Consolidated Financial Statements
March 31, 2006 and June 30, 2005
(Dollar amounts in thousands, except per share data)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, all adjustments, consisting only of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation, have been included. Significant accounting policies have not changed since June 30, 2005. The results of operations for the three and nine months ended March 31, 2006 are not necessarily indicative of the results which may be expected for the entire fiscal year. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Laurel Capital Group, Inc.’s (the “Company”) 2005 Annual Report to Stockholders. All amounts presented in the Notes to Unaudited Consolidated Financial Statements are presented in thousands except share and per share data.
Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$464	$522	$1,416	$1,471
Weighted average shares outstanding	1,991,177	1,940,021	1,980,203	1,935,312
Earnings per share	$0.23	$0.27	$0.71	$0.76

Diluted earnings per share:
Net income	$464	$522	$1,416	$1,471
Weighted average shares outstanding	1,991,177	1,940,021	1,980,203	1,935,312
Dilutive effect of employee stock options	18,823	58,881	24,998	59,652

Diluted weighted shares outstanding	2,010,000	1,998,902	2,005,201	1,994,964
Earnings per share	$0.23	$0.26	$0.71	$0.74
Options to purchase 83,778 and 143,662 shares of common stock were outstanding at March 31, 2006 and 2005, respectively. The dilutive effect of these options was included in the computation of diluted earnings per share because the option exercise price for these options was less than the average market price of the common shares.

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
Comprehensive Income
The Company reports comprehensive income in accordance with SFAS No. 130 which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three months ended March 31, 2006 and 2005, the Company’s total comprehensive income (loss) was $298 and $(21), respectively. Total comprehensive income (loss) was comprised of net income of $464 and $522, respectively, and other comprehensive loss of $(166) and $(543), net of tax, respectively. For the nine months ended March 31, 2006 and 2005, the Company’s total comprehensive income was $749 and $1,254, respectively. Total comprehensive income was comprised of net income of $1,416 and $1,471, respectively, and other comprehensive loss of $(667) and $(217), net of tax, respectively. Other comprehensive income consists of unrealized gains and losses on investment securities and mortgage-backed securities available for sale, net of tax.
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
Recent Accounting Developments
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.
(2) Contingent Liabilities
The Company is subject to asserted and unasserted potential claims encountered in the normal course of business. In the opinion of management and legal counsel, the resolution of these claims is not expected to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

(3) INVESTMENT AND MORTGAGE-BACKED SECURITIES
     Investment and mortgage-backed securities available for sale are comprised of the following:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

At March 31, 2006:
Municipal obligations	$7,405	$310	$2	$7,713
Freddie Mac preferred stock	750	8	—	758
Fannie Mae common stock	583	8	77	514
Freddie Mac common stock	684	170	—	854
Agency Notes	8,000	—	170	7,830
Corporate notes	508	—	57	451
Shay Financial Services ARM Fund	24,629	—	674	23,955
CRA Qualified Investment Fund	1,000	—	50	950
Other	220	—	11	209

	43,779	496	1,041	43,234

Mortgage-backed securities available for sale	9,859	15	213	9,661

Total	$53,638	$511	$1,254	$52,895

     At March 31, 2006, the contractual maturities of the debt securities available for sale are:

	Amortized	Fair
	Cost	Value

Due after one year through five years	$5,022	$4,914
Due after five years through ten years	2,651	2,733
Due after ten years	18,077	17,986

Total	$25,750	$25,633

Mortgage-backed securities have various contractual maturity dates. Actual repayments may be different due to prepayments on the loans underlying the securities. The Fannie Mae stock, Freddie Mac stock, Community Reinvestment Act (CRA) Qualified Investment Fund and Shay Financial Services ARM Fund have no stated maturity.
     Note:  There were no sales of investment or mortgage-backed securities during the nine months ended March 31, 2006 or 2005.
     Investment securities held to maturity are comprised of the following:

	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value

At March 31, 2006
Corporate and Agency bonds	$13,418	$—	$242	$13,176

Total	$13,418	$—	$242	$13,176

     At March 31, 2006, the contractual maturities of the debt securities held to maturity are:

	Amortized	Fair
	Cost	Value

Due after one year through five years	$12,420	$12,193
Due after ten years	998	983

Total	$13,418	$13,176

(4) Loans Receivable
Loans receivable are comprised of the following:

	March 31,	June 30,
	2006	2005

First mortgage loans:
1 to 4 family dwellings	$169,518	$165,844
Multi-family dwellings	1,373	1,462
Commercial	3,575	4,437
Construction and development loans	4,577	5,095

	179,043	176,838

Commercial and other loans	927	665
Consumer loans:
Loans secured by savings accounts	95	155
Installment loans	37,686	36,483

	38,708	37,303

Loans receivable, net of unearned discounts	217,751	214,141
Less: Allowance for loan losses	(2,000)	(1,989)
Loans in process	(1,741)	(3,290)
Net deferred loan origination costs	977	887

Loans receivable, net	$214,987	$209,749

     Changes in the allowance for loan losses for the nine months ended March 31, 2006 and 2005 are as follows:

	March 31,	March 31,
	2006	2005

Balance at beginning of the fiscal year	$1,989	$2,032
Provision for losses	—	9
Charge-offs	(6)	(55)
Recoveries	17	12

Allowance for loan losses	$2,000	$1,998

	March 31,
	2006	2005
Non-accrual loans	$669	$833
Non-accrual loans as a percent of total loans, net	0.31%	0.41%

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
(6) Goodwill and Other Intangible Assets
There have been no changes in the carrying value of goodwill during the nine months ended March 31, 2006.
The following table provides information for intangible assets subject to amortization for the periods indicated:

	For the nine months ended
	March 31,
	2006	2005
Amortized intangible assets:
Core deposit intangible — gross	$1,170	$1,511
Less: accumulated amortization	(226)	(265)

Core deposit intangible — net	$944	$1,246

The following information shows the actual amortization expense for the current period and the estimated amortization expense for each of the five succeeding fiscal years:

For the nine months ended 3/31/06	$226
For the fiscal year ending 6/30/06	290
For the fiscal year ending 6/30/07	243
For the fiscal year ending 6/30/08	199
For the fiscal year ending 6/30/09	158
For the fiscal year ending 6/30/10	120
(7) Post-retirement Benefits
For the nine months ended March 31, 2006, the Company had service costs and interest costs of $88 and $7, respectively, related to the Supplemental Executive Retirement Plan and the Trustee Deferred Compensation/Retirement Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
BALANCE SHEET DATA

	At March 31,
	2006	2005
	(In thousands except per share data)
	(Unaudited)
Total assets	$314,295	$307,742
Interest-earning deposits with other institutions	13,869	11,821
Investment securities available for sale	43,234	45,670
Investment securities held to maturity	13,418	12,915
Mortgage-backed securities available for sale	9,661	15,002
Loans receivable, held for sale	172	1,033
Loans receivable, net	214,987	202,487
Savings deposits	258,810	253,282
FHLB advances	21,597	21,604
Retained earnings	30,102	29,689
Stockholders’ equity	27,824	27,293
Stockholders’ equity per share	$13.97	$14.07
STATISTICAL PROFILE

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Average yield earned on all interest-earning assets	4.94%	4.81%	4.90%	4.70%
Average rate paid on all interest-bearing liabilities	2.89	2.46	2.76	2.41
Average interest rate spread	2.05	2.35	2.14	2.29
Net yield on average interest-earning assets	2.44	2.65	2.49	2.57
Average interest-earning assets as a percentage of average interest-bearing liabilities	114.27	113.69	114.35	113.30
Return on average assets (1)	0.60	0.68	0.61	0.64
Return on average equity (1)	6.64	7.58	6.78	7.14
Average equity to average assets	8.98	8.92	9.01	8.97

(1)	Amounts are annualized.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
GENERAL. Laurel Capital Group, Inc.’s (the “Company”) only significant asset is the stock it owns of its wholly-owned subsidiary, Laurel Savings Bank (the “Bank”). The Company’s net income for the three months ended March 31, 2006 was $464,000 compared to $522,000 for the same period in the prior year. The decrease of $58,000 or 11.11% was primarily the result of a $125,000 decrease in net interest income after provision for possible loan losses and a $37,000 decrease in total other income partially offset by a $47,000 decrease in other operating expenses and a $57,000 decrease in income taxes. These and other significant fluctuations are discussed below.
NET INTEREST INCOME. The Company’s operating results depend substantially on the Bank’s net interest income, which is determined by the average interest rate spread between the Bank’s interest-earning assets and interest-bearing liabilities and the relative amounts of such assets and liabilities. Net interest income after provision for possible loan losses decreased by $125,000 or 6.43% during the three months ended March 31, 2006 as compared to the same period of the prior year. The decrease was primarily the result of a decrease in the average interest rate spread from 2.35% for the quarter ended March 31, 2005 to 2.08% for the quarter ended March 31, 2006. The impact of the tightening interest rate spread was slightly offset by a $3.5 million or 1.20% increase in the average balance of net earning assets compared to the prior year.
Interest income on loans receivable and loans held for sale increased by $87,000 or 3.14% during the three months ended March 31, 2006 as compared to the same period in the prior year. This increase was primarily due to an increase of $13.7 million or 6.73% in the average outstanding balance of loans receivable compared to the same period in the prior year. However, the increase in the interest income resulting from the increase in the average outstanding balance was partially offset by a decrease in the average yield on loans receivable from 5.45% for the quarter ended March 31, 2005 to 5.26% for the quarter ended March 31, 2006. The increase in the average outstanding balance of loans receivable consisted predominately of a $13.7 million or 8.32% increase in the average outstanding balance of mortgage loans. The decrease in the average yield was primarily the result of the re-pricing and repayment of higher yielding loans and the increased origination of adjustable rate mortgages that traditionally carry lower introductory rates of interest. The increase in the average outstanding balance of loans receivable was a function of the slow down in repayments and the origination of new loans during the period.
Interest on mortgage-backed securities decreased by $55,000 or 35.48% during the quarter ended March 31, 2006 compared to the March 31, 2005 quarter. This decrease was primarily due to a $5.6 million or 35.19% decrease in the average outstanding balance of mortgage-backed securities during the period. The average yield on mortgage-backed securities decreased slightly from 3.87% for the quarter ended March 31, 2005 to 3.85% for the quarter ended March 31, 2006. The decrease in the average outstanding balance of mortgage-backed securities was the result of principal repayments made during the period. At March 31, 2006, the Bank’s portfolio of mortgage-backed securities available for sale had net unrealized losses of $198,000. There were no mortgage-backed securities in the held to maturity portfolio at March 31, 2006 or March 31, 2005. See

Note 3 of “Notes to Unaudited Consolidated Financial Statements.”
Interest income on investments held to maturity and investments available for sale increased during the three months ended March 31, 2006 by $97,000 or 18.69% from the comparable period in 2005. The increase was largely due to an increase in the average yield from 3.50% for the quarter ended March 31, 2005 to 4.26% for the quarter ended March 31, 2006. The average outstanding balance of investment securities decreased $1.4 million or 2.43%. The increase in the average yield during the period was primarily due to the upward re-pricing of adjustable rate securities. The decrease in the average outstanding balance was primarily due to securities being called during the period. At March 31, 2006, the Bank’s portfolio of investment securities available for sale and investment securities held to maturity had net unrealized losses of $545,000 and $242,000, respectively. See Note 3 of “Notes to Unaudited Consolidated Financial Statements.”
Interest income on interest-earning deposits increased during the three months ended March 31, 2006 by $18,000 or 21.95% from the comparable period in 2005. This increase was primarily due to an increase in the average yield on interest-earning deposits from 2.25% for the quarter ended March 31, 2005 to 3.48% for the quarter ended March 31, 2006. The average outstanding balance of interest-earning deposits decreased $3.1 million or 21.12% for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. The increase in the average yield was reflective of increases in market interest rates. The decrease in the average balance was primarily due to the utilization of interest-earning deposits to fund loan originations since March 31, 2005.
Interest expense on interest-bearing deposits increased by $275,000 or 21.76% for the quarter ended March 31, 2006, compared to the same period in 2005. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 2.15% for the three months ended March 31, 2005 to 2.60% for the three months ended March 31, 2006. Additionally, the average outstanding balance of such deposits increased $1.8 million or 0.75% during the three months ended March 31, 2006 as compared to the same period of the prior year. The increase in the average interest rate paid was reflective of increases in market interest rates.
Interest expense on borrowings for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005 remained the same. This consistency was the result of an insignificant change in the average outstanding balance of FHLB advances coupled with a constant average rate paid on borrowings of 5.81%.
PROVISION FOR LOAN LOSSES. The Bank provided $0 and $3,000 to its allowance for loan losses for the quarters ended March 31, 2006 and March 31, 2005, respectfully. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank’s loan portfolio.
At each of March 31, 2006 and March 31, 2005, the allowance for loan losses amounted to $2.0 million or 0.93% and 0.99% of the total loan portfolio, respectively.
A review of the loan portfolio is conducted at least quarterly by management to determine if the allowance for loan losses is appropriate to absorb estimated loan losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred during the nine months ended March 31, 2006. However, the allowance for loan losses as a percentage of the loan portfolio has fluctuated due to the increase in total loans receivable from $202.5 million at March 31, 2005 to $215.0 million at March 31, 2006. This increase consisted primarily of one-to-four family loans that traditionally carry lower risk of loss. Non-performing loans decreased from $833,000 at March 31, 2005 to $669,000 at March 31, 2006 primarily due to the payoff of a few loans during the period. Based on the above factors, management believes that the Company’s allowance for loan losses at March 31, 2006 was appropriate. However, future additions to the reserve may be necessary due to changes in economic conditions and other factors. In addition, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment. No such additions were required to be made during the Company’s most recent examination.
OTHER INCOME. Total other income decreased by $37,000 or 10.48% to $316,000 for the quarter ended March 31, 2006 as compared to the same quarter in 2005. The decrease was the result of decreases in service charge income and other operating income of $23,000 and $26,000, respectively. These decreases were slightly offset by a $9,000 increase in the gain on the sale of loans held for sale and a $3,000 increase in income from bank owned life insurance. The decrease in service charge income during the period was primarily the result of decreased fees associated with non-sufficient funds and mortgage loan underwriting. The decrease in other operating income was the result of two non-recurring items that were included in income in the prior year.
OPERATING EXPENSES. Total operating expenses decreased by $47,000 or 3.07% during the quarter ended March 31, 2006 as compared to the same quarter in 2005. The decrease was primarily due to a $71,000 decrease in other operating expenses and a $12,000 decrease in the amortization of the core deposit intangible associated with the acquisition of SFSB Holding Company. These decreases were partially offset by an increase of $29,000 in compensation and benefits expense. The decrease in other operating expenses was primarily a result of lower ATM processing costs related to a change in processors during the fourth quarter of the prior fiscal year. The increase in compensation and benefits consisted of normal salary increases in conjunction with a decrease in the deferment of employee costs related to the origination of loans.
INCOME TAX EXPENSE. Income tax expense decreased by $57,000 for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 primarily as a result of lower pre-tax income. Additionally, the effective tax rate decreased slightly from 31.68% for the 2005 quarter to 28.51% for the 2006 quarter.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
GENERAL. The Company’s net income for the nine months ended March 31, 2006 was $1.4 million compared to $1.5 million for the same period in the prior fiscal year. The decrease of $55,000 or 3.74% was primarily the result of a $100,000 decrease in net interest income after provision for possible loan losses and a $101,000 decrease in total other income partially offset by a $92,000 decrease in income taxes and a $54,000 decrease in total operating expenses. These and other significant fluctuations are discussed below.
NET INTEREST INCOME. Net interest income after provision for possible loan losses decreased by $100,000 or 1.78% during the nine months ended March 31, 2006 as compared to the same period of the prior fiscal year. The decrease was primarily due to a decrease in the average interest rate spread from 2.29% for the nine months ended March 31, 2005 to 2.14% for the nine months ended March 31, 2006. The decrease in the average interest rate spread during the period was driven by increased rates paid on interest-bearing liabilities which was to a large extent offset by a $3.5 million or 1.21% increase in the average balance of interest-earning assets during the period.
Interest income on loans receivable and loans held for sale increased by $569,000 or 7.15% during the nine months ended March 31, 2006 as compared to the same period in the prior fiscal year. This increase was primarily due to an increase in the average outstanding balance of loans receivable of $20.9 million or 10.78%. The increase in the average outstanding balance of loans receivable consisted of a $21.6 million or 13.97% increase in the average outstanding balance of mortgage loans combined with a $705,000 or 1.79% increase in the average outstanding balance of consumer loans. The impact of the increase in the average outstanding balance was to some extent offset by a decrease in the yield on loans receivable from 5.46% for the nine months ended March 31, 2005 to 5.29% for the nine months ended March 31, 2006. The decrease in the average yield was primarily the result of the re-pricing and repayment of higher yielding loans and the increased origination of adjustable rate mortgages that traditionally carry lower introductory rates of interest. The increase in the average balance of loans receivable was the result of significant decreases in the amount of loan repayments along with loan originations during the period.
Interest on mortgage-backed securities decreased by $195,000 or 37.86% during the nine months ended March 31, 2006 as compared to the same period in the prior fiscal year. This decrease was primarily due to a decrease in the average outstanding balance of mortgage-backed securities of $6.7 million or 37.06% during the period as a result of principal repayments. Additionally, the average yield on mortgage-backed securities decreased slightly from 3.78% for the nine months ended March 31, 2005 to 3.73% for the nine months ended March 31, 2006. There were no mortgage-backed securities in the held-to-maturity portfolio at March 31, 2006 or March 31, 2005.
Interest income on investments held to maturity and investments available for sale increased during the nine months ended March 31, 2006 by $254,000 or 16.61% from the comparable period in fiscal 2005. This increase was due to an increase in the average yield on investment securities from 3.43% for the nine months ended March 31, 2005 to 4.03% for the nine months ended March 31, 2006. The increase in the average yield was largely the result of the upward re-pricing of adjustable rate securities. The average outstanding balance decreased $505,000 or 0.85% during the period primarily as a result of securities being called.
Interest income on interest-earning deposits decreased during the nine months ended March 31, 2006 by $50,000 or 18.18% from the comparable period in fiscal 2005. This decrease was primarily due to a decrease of $10.2 million or 51.10% in the average outstanding balance of interest-earning deposits for the nine months ended March 31, 2006 as compared to the same period in the prior fiscal year. This decrease was partially offset by an increase in the average yield on interest-earning deposits from 1.84% for the nine months ended March 31, 2005 to 3.08% for the nine months ended March 31, 2006. The decrease in the average balance was primarily the result of the funding of new loans during the period.
Interest expense on interest-bearing deposits increased by $687,000 or 18.56% for the nine months ended March 31, 2006 compared to the same period in fiscal 2005. The increase was primarily due to an increase in the average interest rate paid on savings deposits from 2.09% for the nine months ended March 31, 2005 to 2.47% for the nine months ended March 31, 2006. Additionally, the average outstanding balance of savings deposits increased slightly, $710,000 or 0.30%, from the March 31, 2005 period to the March 31, 2006 period.
Interest expense on borrowings for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 remained constant. This consistency was the result of an insignificant change in the average outstanding balance of FHLB advances coupled with a constant average rate paid on borrowings of 5.81%.
PROVISION FOR LOAN LOSSES. The Bank provided $0 and $9,000 to its allowance for loan losses for the nine months ended March 31, 2006 and 2005, respectively. Such provisions were the result of an analysis of the allowance for loan losses in connection with a review of the Bank’s loan portfolio. See additional discussion in “Provision for Loan Losses” section on pages 14 and 15.
OTHER INCOME. Total other income decreased by $101,000 or 9.34% for the nine months ended March 31, 2006 as compared to the same period in 2005. This was primarily the result of a $93,000 decrease in service charge income and a $29,000 decrease in other operating income. These decreases were slightly offset by an $11,000 increase in income from bank owned life insurance and a $10,000 increase in the gain on the sale of loans held for sale. The decrease in service charge income during the period was primarily the result of decreased fees associated with non-sufficient funds and mortgage loan underwriting. The decrease in other operating income was the result of two non-recurring items that were included in income in the prior year. The increase in income from bank owned life insurance was primarily the result of increases in the yields earned through the various carriers during the period.
OPERATING EXPENSES. Total operating expenses decreased by $54,000 or 1.19% during the nine months ended March 31, 2006 as compared to the same period in 2005. This decrease was primarily due to a $128,000 decrease in other operating expenses, a $39,000 decrease in the amortization of the core deposit intangible associated with the acquisition of SFSB Holding Company and a $37,000 decrease in professional fees. These decreases were partially offset by a $118,000 increase in compensation and benefits expense, an $18,000 increase in data processing expense and a $16,000 increase in premises and occupancy expense. The decrease in other operating expenses was primarily the result of lower ATM processing costs related to a change in processors during the fourth quarter of the prior fiscal year as well as increased efficiencies attained throughout the period with regard to various items. The decrease in professional fees was primarily the result of lower audit fees during the period. The increase in compensation and benefits expense consisted of normal salary increases in conjunction with a decrease in the deferment of employee costs related to the origination of loans.
INCOME TAX EXPENSE. Income tax expense decreased by $92,000 or 13.88% for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 primarily as a result of lower pre-tax income. Additionally, the effective tax rate decreased from 31.07% for the nine months ended March 31, 2005 to 28.74% for the same period in 2006.
FINANCIAL CONDITION AND CAPITAL RESOURCES
Total assets increased by $4.5 million or 1.45% from June 30, 2005 to March 31, 2006. Mortgage-backed securities available for sale and investment securities available for sale decreased $3.3 million and $2.3 million, respectively. Loans receivable, net increased $5.2 million and interest-earning deposits with other institutions increased $3.0 million. The largest component of change in liabilities was a $3.9 million increase in savings deposits. Funds from the repayments or maturities of investment and mortgage-backed securities and savings deposits were used to fund loan originations.
Under regulations adopted by the Federal Deposit Insurance Corporation (“FDIC”), the Bank is required to maintain Tier I (Core) capital equal to at least 4% of the Bank’s adjusted total assets, and Tier II (Supplementary) risk-based capital equal to at least 8% of the risk-weighted assets. At March 31, 2006, the Bank exceeded all of these requirements, with Tier I and Tier II ratios of 7.82% and 16.01%, respectively.
The following table sets forth certain information concerning the Bank’s regulatory capital at March 31, 2006.

	Tier I	Tier I	Tier II
	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital
	(Dollar amounts in thousands)
Equity capital (1)	$24,114	$24,114	$24,114
Plus general valuation allowances (2)	—	—	2,000

Total regulatory capital	24,114	24,114	26,114
Minimum required capital	12,330	6,526	13,051

Excess regulatory capital	$11,784	$17,588	$13,063

	Tier I	Tier I	Tier II
	Core	Risk-Based	Risk-Based
	Capital	Capital	Capital
	(Dollar amounts in thousands)
Minimum required capital to be well capitalized under Prompt Corrective Action Provisions	$15,413	$9,789	$16,314

Regulatory capital as a percentage (3)	7.82%	14.78%	16.01%
Minimum required capital percentage	4.00	4.00	8.00

Excess regulatory capital percentage	3.82%	10.78%	8.01%

Minimum required capital percentage to be well capitalized under Prompt Corrective Action Provisions	5.00%	6.00%	10.00%

(1)	Represents equity capital of the Bank as reported to the FDIC and the Pennsylvania Department of Banking on Form 041 for the three months ended March 31, 2006.

(2)	Limited to 1.25% of risk adjusted assets.

(3)	Tier I capital is calculated as a percentage of adjusted total assets of $308,252. Tier I and Tier II risk-based capital are calculated as percentage of adjusted risk-weighted assets of $163,144.
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
At least quarterly, management reviews the Company’s loan portfolio to determine if the allowance for loan losses is appropriate to absorb the estimated losses. In determining the appropriate level of the allowance for loan losses, consideration is given to general economic conditions, diversification of loan portfolios, historic loss experience, identified credit problems, delinquency levels and adequacy of collateral. In consideration of the above, management has assessed the risks in the loan portfolio and has determined that no significant changes have occurred since the fiscal year ended June 30, 2005. The level of the allowance for loan losses as a percentage of the loan portfolio has decreased from 0.99% at March 31, 2005 to 0.93% at March 31, 2006 primarily due to the increase in total loans receivable during the period. Although management believes that the current allowance for loan losses is appropriate, future additions to the reserve may be necessary due to changes in economic conditions and other factors. Historically, the Company’s estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates. Additionally, as an integral part of their periodic examination, certain regulatory agencies review the adequacy of the Bank’s allowance for loan losses and may direct the Bank to make additions to the allowance based on their judgment.
For additional information on the Company’s allowance for loan losses see Note 4 “Loans Receivable” on page 9 and the discussion on “Provision for Loan Losses” on pages 14 and 15 herein.
Other Than Temporary Decline. Available for sale securities are reported at market value. At least quarterly, management reviews the available for sale portfolio and identifies all securities where the market value is less than the amortized cost. Each individual security is then reviewed taking into consideration criteria such as the magnitude and duration of the decline and the reasons underlying the decline to determine if such decline in market value is other than temporary. If the security is deemed other than temporarily impaired it is written down to the current market value and a corresponding charge to earnings is recognized. The Company did not recognize any other than temporary impairment losses on available for sale securities during the three or nine months ended March 31, 2006 or 2005.
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
Item 4. CONTROLS AND PROCEDURES
Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
On April 27, 2006, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with First Commonwealth Financial Corporation (“First Commonwealth”). Under the terms of the Agreement, Company shareholders will be entitled to receive $28.25 in cash, an equivalent value of First Commonwealth stock in exchange for their             shares of Company common stock, subject to pro-ration to ensure that 70% of the aggregate merger consideration is paid in First Commonwealth common stock and 30% in cash.
The transaction is subject to a number of customary conditions, including receipt of all required regulatory approvals and the approval of Company shareholders. The Agreement was unanimously approved by the boards of directors of both the Company and First Commonwealth. The transaction is expected to be completed during the third quarter of 2006.

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

Date: May 15, 2006